Form 10-Q
period 2021-03-31
G&P Acquisition Corp.
filed 2021-05-24
CIK 1839121

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission File Number: 001-40164

G&P ACQUISITION CORP.
(Exact name of registrant as specified in its charter)

Delaware	85-4357324
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

222 Bellevue Avenue Newport, Rhode Island 02840
(Address of principal executive offices, including zip code)

(212) 415-6500
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one share of Class A common stock, $0.0001 par value, and one-half of one redeemable warrant	GAPA.U	New York Stock Exchange
Class A common stock, $0.0001 par value	GAPA	New York Stock Exchange
Warrants, each whole warrant exercisable for one share of Class A common stock, each at an exercise price of $11.50 per share	GAPA WS	New York Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ◻  No ⌧

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ⌧  No ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ◻	Accelerated filer ◻
Non-accelerated filer ⌧	Smaller reporting company ⌧
Emerging growth company ⌧

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ⌧  No ◻

As of May 21, 2021, 17,500,000 shares of the Class A common stock, par value $0.0001 per share, and 4,375,000 shares of the Class B common stock, par value $0.0001 per share, were issued and outstanding.

G&P ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2021

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

G&P ACQUISITION CORP.

CONDENSED BALANCE SHEETS

AS OF MARCH 31, 2021 AND DECEMBER 31, 2020

	March 31,	December 31,
	2021	2020
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$829,328	$25,000
Prepaid expenses	316,100	—
Deferred offering costs	—	65,000
Total current assets	1,145,428	90,000

Investments held in Trust Account	176,751,719	—
Long term prepaid assets	287,500	—
Total assets	$178,184,647	$90,000

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$20,751	$—
Accrued offering costs	—	65,000
Advances from related party	—	1,000
Total current liabilities	20,751	66,000

Deferred underwriting compensation	6,125,000	—
Warrant Liability – Private Placement Warrants	6,597,500	—
Warrant Liability – Public Warrants	7,787,500	—
Total liabilities	20,530,753	66,000

Commitments and contingencies (Note 6):
Class A common stock subject to possible redemption (15,114,247 and 0 shares at approximately $10.10 per share as of March 31, 2021 and December 31, 2020, respectively)	152,653,895	—

Stockholders’ equity:
Preferred shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value, 200,000,000 shares authorized, 2,385,754 and 0 shares issued and outstanding (excluding 15,114,246 and 0 shares subject to possible redemption) at March 31, 2021 and December 31, 2020, respectively	239	—
Class B common stock, $0.0001 par value, 20,000,000 shares authorized, 5,031,250 shares issued and outstanding(1)	503	503
Additional paid-in capital	5,202,825	24,497
Accumulated deficit	(203,566)	(1,000)
Total stockholders’ equity	5,000,001	24,000
Total liabilities and stockholders’ equity	$178,184,647	$90,000

(1)

At March 31, 2021, includes up to 656,250 shares of Class B common stock subject to forfeiture if the over-allotment is not exercised in full or in part by the underwriters in the Initial Public Offering (see Note 5).

See accompanying notes to the condensed financial statements.

G&P ACQUISITION CORP.

CONDENSED STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2021

(UNAUDITED)

REVENUE	$—

EXPENSES
Administration fee - related party	10,000
General and administrative	41,260
TOTAL EXPENSES	51,260

OTHER INCOME (EXPENSES)
Investment income from Trust Account	1,719
Warrant offering expenses	(488,025)
Change in fair value of derivative warrant liabilities	335,000
TOTAL OTHER INCOME (EXPENSES)	(151,306)

LOSS BEFORE INCOME TAX PROVISION	(202,566)

Income tax provision	—

Net loss attributable to common stock	$(202,566)

Basic and diluted weighted average shares outstanding, redeemable Class A common stock	15,084,864
Basic and diluted net income per share of redeemable Class A common stock	$—

Weighted average number of shares of non-redeemable common stock outstanding, basic and diluted	5,460,608
Basic and diluted net loss per share of non-redeemable common stock	$(0.04)
(1)	At March 31, 2021, amount excludes up to 656,250 shares of Class B common stock subject to forfeiture if the over-allotment is not exercised in full or in part by the underwriters in the Initial Public Offering (see Note 5).

See accompanying notes to the condensed financial statements.

G&P ACQUISITION CORP.

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE MONTHS ENDED MARCH 31, 2021

(UNAUDITED)

	Class A		Class B		Additional
	Common Stock		Common Stock(1)		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance as of January 1, 2021	—	$—	5,031,250	$503	$24,497	$(1,000)	$24,000

Sale of Units in Public Offering, less fair value of public warrants, net of offering costs	17,500,000	1,750	—	—	157,250,712	—	157,252,462

Excess of proceeds received over fair value of private warrant liabilities	—	—	—	—	580,000	—	580,000

Change in Class A common stock subject to possible redemption	(15,114,247)	(1,511)	—	—	(152,652,384)	—	(152,653,895)

Net loss	—	—	—	—	—	(202,566)	(202,566)
Balance as of March 31, 2021	2,385,753	$239	5,031,250	$503	$5,202,825	$(203,566)	$5,000,001

(1)

At March 31, 2021, includes up to 656,250 shares of Class B common stock subject to forfeiture if the over-allotment is not exercised in full or in part by the underwriters in the Initial Public Offering (see Note 5).

See accompanying notes to the condensed financial statements.

G&P ACQUISITION CORP.

CONDENSED STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2021

(UNAUDITED)

Cash Flows From Operating Activities:
Net loss	$(202,566)
Adjustments to reconcile net income to net cash used in operating activities:
Investment income earned on treasury securities held in Trust Account	(1,719)
Costs associated with warrant liabilities	488,025
Gain on change in fair value of derivative liabilities	(335,000)
Changes in operating assets and liabilities:
Prepaid expenses	(316,100)
Non-current assets	(287,500)
Accounts payable and accrued expenses	20,751
Net Cash Used In Operating Activities	(634,109)

Cash Flows From Investing Activities:
Cash deposited into Trust Account	(176,750,000)
Net Cash Used In Investing Activities	(176,750,000)

Cash Flows From Financing Activities:
Sale of Units in Public Offering, net of underwriting discount	171,500,000
Sale of Private Placement Warrants to Sponsor	7,250,000
Proceeds from Sponsor promissory note	70,093
Repayment of Sponsor promissory note	(71,093)
Payment of offering costs	(560,562)
Net Cash Provided By Financing Activities	178,188,438

Net change in cash and cash equivalents	804,328

Cash and cash equivalents at beginning of period	25,000

Cash and cash equivalents at end of period	$829,328

Supplemental disclosure of non-cash financing activities:

Change in value of common stock subject to possible redemption	$152,653,885
Deferred underwriting compensation charged to additional paid-in capital in connection with the Initial Public Offering	$6,125,000

See accompanying notes to the condensed financial statements.

G&P ACQUISITION CORP.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

NOTE 1 — DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS AND GOING CONCERN

G&P Acquisition Corp. (the “Company”) was incorporated in Delaware on December 16, 2020. The Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). The Company is not limited to a particular industry or sector for purposes of consummating a Business Combination. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

As of March 31, 2021, the Company had not commenced any operations. All activity for the period from December 16, 2020 (inception) through March 31, 2021 relates to the Company’s formation and the initial public offering (the “Initial Public Offering” or “Public Offering”), which is described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31st as its fiscal year end.

As of March 31, 2021, transaction costs amounted to $10,185,562 consisting of $3,500,000 of underwriting fees, $6,125,000 of deferred underwriting fees payable (which are held in a trust account with Continental Stock Transfer & Trust Company acting as trustee (the “Trust Account”)) and $560,562 of Initial Public Offering costs. Of these costs which were charged to additional paid-in capital upon completion of the Public Offering, $488,025 were allocated to the Public Warrants and Private Placement Warrants and were included in the statement of operations as a component of other income (expense). Cash of $829,328 was held outside of the Trust Account on March 31, 2021 and is available for working capital purposes. As described in Note 6, the $6,125,000 deferred underwriting commission is contingent upon the consummation of a Business Combination by November 15, 2022 (or March 15, 2023 if the Company has executed a letter of intent, agreement in principle or definitive agreement for an initial Business Combination within 20 months from the closing of the Initial Public Offering).

The registration statement for the Company’s Initial Public Offering was declared effective on March 10, 2021. On March 15, 2021, the Company consummated the Initial Public Offering of 17,500,000 units (“Units” and, with respect to the common stock and the warrants included in the Units, the “Public Shares” and the “Public Warrants,” respectively), generating gross proceeds of $175,000,000, which is described in Note 3.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the private sale (the “Private Placement”) of an aggregate of 7,250,000 warrants (the “Private Placement Warrants”) to G&P Sponsor, LLC (the “Sponsor”) at a purchase price of $1.00 per Private Placement Warrant, generating gross proceeds to the Company in the amount of $7,250,000.

Following the closing of the Initial Public Offering on March 15, 2021, an amount of  $176,750,000 ($10.10 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the Private Placement Warrants was placed in the Trust Account which may be invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the consummation of a Business Combination or (ii) the distribution of the Trust Account, as described below.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Public Offering and the sale of Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. There is no assurance that the Company will be able to complete a Business Combination successfully. The Company must complete one or more initial Business Combinations with one or more operating businesses or assets with a fair market value equal to at least 80% of the net assets held in the Trust Account (as defined below) (excluding the deferred underwriting commissions and taxes payable on the interest earned on the Trust Account). The Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target business sufficient for it not to be required to register as an investment company under the Investment Company Act.

The Company will provide the holders of the outstanding Public Shares (the “Public Stockholders”) with the opportunity to redeem all or a portion of their Public Shares either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer in connection with the Business Combination. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company. The Public Stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially anticipated to be $10.10 per Public Share, plus any pro rata interest then in the Trust Account, net of taxes payable). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants. The Public Shares subject to redemption will be recorded at a redemption value and classified as temporary equity upon the completion of the Public Offering in accordance with the Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.”

The Company will not redeem Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001 (so that it does not then become subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to the Business Combination. If the Company seeks stockholder approval of the Business Combination, the Company will proceed with a Business Combination if a majority of the outstanding shares voted are voted in favor of the Business Combination, or such other vote as required by law or stock exchange rule. If a stockholder vote is not required by applicable law or stock exchange listing requirements and the Company does not decide to hold a stockholder vote for business or other reasons, the Company will, pursuant to its second amended and restated certificate of incorporation (the “Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by applicable law or stock exchange listing requirements, or the Company decides to obtain stockholder approval for business or other reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks stockholder approval in connection with a Business Combination, the Sponsor has agreed to vote its Founder Shares (as defined in Note 5) and any Public Shares purchased during or after the Public Offering in favor of approving a Business Combination. Additionally, each Public Stockholder may elect to redeem their Public Shares without voting, and if they do vote, irrespective of whether they vote for or against the proposed transaction.

Notwithstanding the foregoing, if the Company seeks stockholder approval of a Business Combination and it does not conduct redemptions pursuant to the tender offer rules, the Certificate of Incorporation will provide that a Public Stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from redeeming its shares with respect to more than an aggregate of 15% of the Public Shares, without the prior consent of the Company.

The Sponsor, officers and directors have agreed (a) to waive their redemption rights with respect to the Founder Shares and Public Shares held by it in connection with the completion of a Business Combination and (b) not to propose an amendment to the Certificate of Incorporation (i) to modify the substance or timing of the Company’s obligation to allow redemptions in connection with a Business Combination or to redeem 100% of its Public Shares if the Company does not complete a Business Combination within the Combination Period (as defined below) or (ii) with respect to any other provision relating to stockholders’ rights or pre-business combination activity, unless the Company provides the Public Stockholders with the opportunity to redeem their Public Shares in conjunction with any such amendment.

If the Company has not completed a Business Combination by November 15, 2022 (or March 15, 2023 if the Company has executed a letter of intent, agreement in principle or definitive agreement for an initial business combination within 20 months from the closing of the Initial Public Offering) (the “Combination Period”), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to pay taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete a Business Combination within the Combination Period.

The Sponsor, officers and directors have agreed to waive their liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the Sponsor acquires Public Shares in or after the Public Offering, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination within the Combination Period. The underwriters have agreed to waive their rights to their deferred underwriting commission (see Note 6) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the Public Offering price per Unit ($10.00).

In order to protect the amounts held in the Trust Account, the Sponsor has agreed to be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below (i) $10.10 per Public Share or (ii) such lesser amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.10 per public Share due to reductions in the value of the trust assets, in each case net of the amount of interest which may be withdrawn to pay taxes, except as to any claims by a third party who executed a waiver of any and all rights to seek access to the Trust Account and except as to any claims under the Company’s indemnity of the underwriters of the Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (except for the Company’s independent registered accounting firm), prospective target businesses and other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

Risks and Uncertainties

Management is currently evaluating the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).

Certain information and note disclosures normally included in the financial statements prepared in accordance with US GAAP have been condensed. As such, the information included in these financial statements should be read in conjunction with the audited financial statements as of December 31, 2020 filed with the SEC on the Registration Statement on Form S-1 (File No. 333-253089) (the “Registration Statement”) and the Current Report on Form 8-K/A filed with the SEC on May 20, 2021. In the opinion of the Company’s management, these condensed financial statements include all adjustments, which are only of a normal and recurring nature, necessary for a fair statement of the financial position of the Company as of March 31, 2021 and its results of operations and cash flows for the three months ended March 31, 2021. The results of operations for the three months ended March 31, 2021 are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2021.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended (the “Securities Act”), as modified by the Jumpstart Our Business Startups Act of 2012, as amended (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Investment held in Trust Account

At March 31, 2021, the Company had $176.75 million in treasury securities held in the Trust Account.

Offering Costs associated with a Public Offering

The Company complies with the requirements of FASB ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A — “Expenses of Offering.” Offering costs of $560,562 consist principally of costs incurred in connection with preparation for the Public Offering. These costs, together with the underwriter discount of $9,625,000, were charged to additional paid-in capital upon completion of the Public Offering. Of these costs, $488,025 were allocated to the Public Warrants and Private Placement Warrants and were included in the statement of operations as a component of other income (expense).

Class A common stock subject to possible redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance enumerated in ASC 480 “Distinguishing Liabilities from Equity”. Common stock subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable shares of common stock (including shares of common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, shares of common stock are classified as stockholders’ equity. The Company’s Class A common stock feature certain redemption rights that are considered by the Company to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at March 31, 2021, the shares of Class A common stock subject to possible redemption in the amount of $152,653,895 are presented as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheets.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2021 and December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

The provision for income taxes was deemed to be de minimis for the three months ended March 31, 2021. The Company’s deferred tax assets were deemed to be de minimis as of March 31, 2021 and December 31, 2020.

Net Loss per Common Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net income per share of common stock is computed by dividing net income by weighted average number of shares of common stock outstanding during the period. The Company’s statement of operations includes a presentation of income per share for shares subject to possible redemption in a manner similar to the two-class method of income per share. Net income per share, basic and diluted, for common stock subject to possible redemption is calculated by dividing the proportionate shares of income or loss on marketable securities held in the Trust Account, net of applicable franchise and income taxes, by the weighted average number of shares of common stock subject to possible redemption outstanding since original issuance. Net income (loss) per share, basic and diluted, for non-redeemable common stock is calculated by dividing the net income, adjusted for income or loss on marketable securities attributable to common stock subject to possible redemption, by the weighted average number of shares of non-redeemable common stock outstanding for the period. Non-redeemable common stock includes the Founder Shares and non-redeemable shares of common stock as these shares do not have redemption features. Non-redeemable common stock participates in the income or loss on marketable securities based on non-redeemable common stock shares’ proportionate interest. Accretion associated with the redeemable shares of Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

As of March 31, 2021, the Company had outstanding warrants to purchase shares of Class A common stock. The weighted average of these shares was excluded from the calculation of basic and diluted net income per share of common stock since the exercise of the warrants is contingent upon the occurrence of future events.  As of March 31, 2021, the Company did not have any dilution securities or other contracts that could, potentially, be exercised or converted into shares of common stock and then share in the earnings of the Company. As a result, diluted net income per share of common stock is the same as basic net income per share of common stock for the period.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. The Company has not experienced losses on this account.

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging.” The Company’s derivative instruments are recorded at fair value as of the closing date of the Initial Public Offering (March 15, 2021) and re-valued at each reporting date, with changes in the fair value reported in the statements of operations. Derivative assets and liabilities are classified on the balance sheet as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date. The Company has determined the Public Warrants and the Private Placement Warrants are a derivative instrument. As the Public Warrants and the Private Placement Warrants meet the definition of a derivative, the Public Warrants and the Private Placement Warrants are measured at fair value at issuance and at each reporting date in accordance with ASC 820, Fair Value Measurement, with changes in fair value recognized in the statement of operations in the period of change.

Warrant Instruments

The Company accounts for the Public Warrants and the Private Placement Warrants issued in connection with the Initial Public Offering and the Private Placement in accordance with the guidance contained in FASB ASC 815 “Derivatives and Hedging” whereby under that provision the Public Warrants and the Private Placement Warrants do not meet the criteria for equity treatment and must be recorded as a liability. Accordingly, the Company classifies the warrant instrument as a liability at fair value and adjust the instrument to fair value at each reporting period. This liability will be re-measured at each balance sheet date until the Public Warrants and the Private Placement Warrants are exercised or expire, and any change in fair value will be recognized in the Company’s statement of operations. The fair value of the Public Warrants and the Private Placement Warrants will be estimated using an internal valuation model. The Company’s valuation model utilizes inputs and other assumptions and may not be reflective of the price at which they can be settled. Such warrant classification is also subject to re-evaluation at each reporting period.

Fair Value Measurements

Fair value is defined as the price that would be received for sale of an asset or paid to transfer of a liability, in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

●	Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;
●	Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and
●	Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

NOTE 3 — INITIAL PUBLIC OFFERING

Pursuant to the Initial Public Offering, the Company sold 17,500,000 Units at a purchase price of $10.00 per Unit generating gross proceeds to the Company in the amount of $175,000,000. Each Unit consists of one share of the Company’s Class A common stock, par value $0.0001 per share (the “Class A Common Stock”), and one-half of one redeemable warrant of the Company (each whole warrant, a “Warrant”), with each whole Warrant entitling the holder thereof to purchase one whole share of Class A Common Stock at a price of $11.50 per share, subject to adjustment.

NOTE 4 — PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Company consummated the Private Placement of an aggregate of 7,250,000 Private Placement Warrants to the Sponsor at a purchase price of $1.00 per Private Placement Warrant, generating gross proceeds to the Company in the amount of $7,250,000.

A portion of the proceeds from the Private Placement Warrants was added to the proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Warrants held in the Trust Account will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Placement Warrants will be worthless.

The Sponsor and the Company’s officers and directors agreed, subject to limited exceptions, not to transfer, assign or sell any of their Private Placement Warrants until 30 days after the completion of the initial Business Combination.

NOTE 5 — RELATED PARTIES

Founder Shares

During the period ended December 31, 2020, the Sponsor purchased 5,750,000 of the Company’s Class B common stock (the “Founder Shares” or “Class B Common Stock”) for an aggregate purchase price of $25,000. On February 24, 2021, the Sponsor transferred 25,000 Founder Shares to each of the Company’s director nominees, resulting in the Sponsor holding 5,675,000 Founder Shares. On March 10, 2021, the Sponsor forfeited 718,750 founder shares to the Company for no consideration, resulting in the Sponsor holding 4,956,250 Founder Shares. The Founder Shares include an aggregate of up to 656,250 shares subject to forfeiture to the extent that the underwriters’ over-allotment is not exercised in full or in part, so that the number of Founder Shares will equal, on an as-converted basis, approximately 20% of the Company’s issued and outstanding common stock after the Public Offering.

The holders of the Founder Shares have agreed, subject to limited exceptions, not to transfer, assign or sell any of the Founder Shares until the earlier to occur of: (A) one year after the completion of a Business Combination and (B) subsequent to a Business Combination, (x) if the last reported sale price of the Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after a Business Combination, or (y) the date on which the Company completes a liquidation, merger, capital stock exchange or other similar transaction that results in all of the Public Stockholders having the right to exchange their shares of common stock for cash, securities or other property.

Promissory Note — Related Party

On December 30, 2020, the Sponsor issued an unsecured promissory note to the Company (the “Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $300,000. The Promissory Note is non-interest bearing and payable on the earlier of (i) June 30, 2021 or (ii) the consummation of the Initial Public Offering. During the three months ended March 31, 2021, the Company drew down $70,093 under the promissory note. As of March 31, 2021 and December 31, 2020, there were no amounts outstanding under the Promissory Note.

Administrative Services Agreement

Commencing on the date the Units are first listed on the NYSE, the Company has agreed to pay the Sponsor a total of $20,000 per month for office space and administrative and support services. Upon completion of the Initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. During the three months ended March 31, 2021, the Company recorded $10,000 for services under the agreement.

Advances from Related Party

The Sponsor paid certain formation and operating costs on behalf of the Company. These advances are due on demand and non-interest bearing During the period ended December 31, 2020, the related party paid $1,000 of formation costs on behalf of the Company. As of March 31, 2021 and December 31, 2020, the amount due to the Sponsor was $0 and $1,000, respectively.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes may be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion, up to $2,000,000 of the Working Capital Loans may be converted upon completion of a Business Combination into warrants at a price of $1.00 per warrant. Such warrants would be identical to the Private Placement Warrants. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of March 31, 2021 and December 31, 2020, there were no amounts outstanding under the Working Capital Loans.

NOTE 6 — COMMITMENTS AND CONTINGENCIES

Registration Rights

The holders of the Founder Shares, Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans (and any shares of common stock issuable upon the exercise of the Private Placement Warrants or warrants issued upon conversion of the Working Capital Loans and upon conversion of the Founder Shares) will be entitled to registration rights pursuant to a registration rights agreement to be signed prior to or on the effective date of Public Offering requiring the Company to register such securities for resale (in the case of the Founder Shares, only after conversion to shares of Class A common stock). The holders of these securities will be entitled to make up to three demands, excluding short form registration demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to completion of a Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. However, the registration rights agreement provides that the Company will not be required to effect or permit any registration or cause any registration statement to become effective until the securities covered thereby are released from their lock-up restrictions. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The Company granted the underwriters a 45 -day option from the date of the effectiveness of the Registration Statement to purchase up to 2,625,000 additional Units to cover over-allotments, if any, at the Initial Public Offering price less the underwriting discounts and commissions. The underwriters’ over-allotment option expired on April 24, 2021.

The underwriters were entitled to a cash underwriting discount of $0.20 per Unit, or $3,500,000 in the aggregate (or $4,025,000 in the aggregate if the underwriters’ over-allotment option is exercised in full), payable upon the closing of the Public Offering. In addition, the underwriters were entitled to a deferred fee of $0.35 per Unit, or $6,125,000 in the aggregate (or $7,043,750 in the aggregate if the underwriters’ over-allotment option is exercised in full). The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

NOTE 7 — STOCKHOLDERS’ EQUITY

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2021 and December 31, 2020, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue 200,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. As of March 31, 2021, there were 17,500,000 shares of Class A common stock, including 15,114,247 shares of Class A common stock subject to possible conversion that were classified as temporary equity in the accompanying balance sheet.

Class B Common Stock — The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. During the period ended December 31, 2020, the Sponsor purchased 5,750,000 of the Company’s Class B common stock for an aggregate purchase price of $25,000. On March 10, 2021, the Sponsor forfeited 718,750 founder shares to the Company for no consideration, resulting in 4,956,250 Founder Shares issued and outstanding, of which an aggregate of up to 656,250 shares of Class B common stock are subject to forfeiture to the extent that the underwriters’ over-allotment option is not exercised in full or in part so that the number of Founder Shares will equal 20% of the Company’s issued and outstanding common stock after the Public Offering. As of March 31, 2021 and December 31, 2020, there were 5,031,250 shares of Class B common stock issued and outstanding. See Note 10 – Subsequent Events.

Only holders of the Class B common stock will have the right to vote on the election of directors prior to the Business Combination. Holders of Class A common stock and holders of Class B common stock will vote together as a single class on all matters submitted to a vote of our stockholders except as otherwise required by law. In connection with our initial business combination, we may enter into a stockholders’ agreement or other arrangements with the stockholders of the target or other investors to provide for voting or other corporate governance arrangements that differ from those in effect upon completion of this offering.

The shares of Class B common stock will automatically convert into Class A common stock at the time of a Business Combination, or earlier at the option of the holder, on a one-for-one basis, subject to adjustment. In the case that additional shares of Class A common stock, or equity-linked securities, are issued or deemed issued in excess of the amounts issued in the Public Offering and related to the closing of a Business Combination, the ratio at which shares of Class B common stock shall convert into shares of Class A common stock will be adjusted (unless the holders of a majority of the then-outstanding shares of Class B common stock agree to waive such adjustment with respect to any such issuance or deemed issuance) so that the number of shares of Class A common stock issuable upon conversion of all shares of Class B common stock will equal, in the aggregate, on an as-converted basis, 20% of the sum of the total number of all shares of common stock outstanding upon the completion of Public Offering plus all shares of Class A common stock and equity-linked securities issued or deemed issued in connection with a Business Combination (net of the number of shares of Class A common stock redeemed in connection with a Business Combination), excluding any shares or equity-linked securities issued or issuable to any seller of an interest in the target to us in a Business Combination.

NOTE 8 — WARRANTS

Public Warrants may only be exercised for a whole number of shares. No fractional warrants will be issued upon separation of the Units and only whole warrants will trade. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination and (b) 12 months from the closing of the Public Offering. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

The Company will not be obligated to deliver any shares of Class A common stock pursuant to the exercise of a warrant and will have no obligation to settle such warrant exercise unless a registration statement under the Securities Act covering the issuance of the shares of Class A common stock issuable upon exercise of the warrants is then effective and a current prospectus relating to those shares of Class A common stock is available, subject to the Company satisfying its obligations with respect to registration, or a valid exemption from registration is available. No warrant will be exercisable for cash or on a cashless basis, and the Company will not be obligated to issue any shares to holders seeking to exercise their warrants, unless the issuance of the shares upon such exercise is registered or qualified under the securities laws of the state of residence of the exercising holder, or an exemption from registration is available.

The Company has agreed that as soon as practicable, but in no event later than 20 business days after the closing of a Business Combination, the Company will use its commercially reasonable efforts to file, and within 60 business days following a Business Combination to have declared effective, a registration statement covering the issuance of the shares of Class A common stock issuable upon exercise of the warrants and to maintain a current prospectus relating to those shares of Class A common stock until the warrants expire or are redeemed. Notwithstanding the above, if the Class A common stock is at the time of any exercise of a warrant not listed on a national securities exchange such that it satisfies the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Public Warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elects, the Company will not be required to file or maintain in effect a registration statement, but will use its commercially reasonable efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.

Redemption of Warrants When the Price per Share of Class A Common Stock Equals or Exceeds $18.00 — Once the warrants become exercisable, the Company may redeem the outstanding Public Warrants:

●	in whole and not in part;
●	at a price of $0.01 per Public Warrant;
●	upon a minimum of 30 days’ prior written notice of redemption, or the 30-day redemption period to each warrant holder; and
●	if, and only if, the last reported sale price of the Class A common stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganization, recapitalizations and the like) for any 10 trading days within a 20-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to warrant holders.

If and when the warrants become redeemable by the Company, the Company may exercise its redemption right even if it is unable to register or qualify the underlying securities for sale under all applicable state securities laws.

Redemption of Warrants When the Price per Share of Class A Common Stock Equals or Exceeds $10.00  — Once the warrants become exercisable, the Company may redeem the outstanding warrants:

●	in whole and not in part;
●	at a price of $0.10 per warrant provided that the holder will be able to exercise their warrants on cashless basis prior to redemption and receive that number of shares based on the redemption date and the fair market value of the Class A common stock;
●	upon a minimum of 30 days’ prior written notice of redemption;
●	if, and only if, the last reported sale price of the Class A common stock equals or exceeds $10.00 per share (as adjusted for stock splits, stock dividends, reorganization, recapitalizations and the like) for any 10 trading days within a 20-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders; and
●	if, and only if, the Private Placement Warrants are also concurrently exchanged at the same price (equal to a number of shares of Class A common stock) as the outstanding Public Warrants, as described above.

If the Company calls the Public Warrants for redemption, as described above, its management will have the option to require any holder that wishes to exercise the Public Warrants to do so on a “cashless basis,” as described in the warrant agreement. The exercise price and number of common stock issuable upon exercise of the Public Warrants may be adjusted in certain circumstances including in the event of a stock dividend, extraordinary dividend or recapitalization, reorganization, merger or consolidation. However, except as described below, the Public Warrants will not be adjusted for issuances of common stock at a price below its exercise price. Additionally, in no event will the Company be required to net cash settle the Public Warrants. If the Company is unable to complete a Business Combination within the Combination Period and the Company liquidates the funds held in the Trust Account, holders of Public Warrants will not receive any of such funds with respect to their Public Warrants, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with respect to such Public Warrants. Accordingly, the Public Warrants may expire worthless.

The Private Placement Warrants will be identical to the Public Warrants underlying the Units being sold in the Public Offering, except that the Private Placement Warrants and the Class A common stock issuable upon the exercise of the Private Placement Warrants will not be transferable, assignable or saleable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants will be exercisable on a cashless basis and be non-redeemable, except as described above, so long as they are held by the initial purchasers or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

The Company accounts for the 16,000,000 warrants issued in connection with the Public Offering (including 8,750,000 Public Warrants and 7,250,000 Private Placement Warrants) in accordance with the guidance contained in ASC 815-40. Such guidance provides that because the warrants do not meet the criteria for equity treatment thereunder, each warrant must be recorded as a liability. Upon issuance of the derivative warrants the Company recorded a liability of $14,720,000 on the balance sheet. The proceeds received in connection with the sale of the Private Placement Warrants exceeded the fair value of the warrants and the Company recorded $580,000 in additional paid in capital.

The accounting treatment of derivative financial instruments requires that the Company record a derivative liability upon the closing of the Initial Public Offering. Accordingly, the Company will classify each warrant as a liability at its fair value and the warrants will be allocated a portion of the proceeds from the issuance of the Units equal to its fair value determined by the Monte Carlo simulation. This liability is subject to re-measurement at each balance sheet date. With each such re-measurement, the warrant liability will be adjusted to fair value, with the change in fair value recognized in the Company’s statement of operations. The Company will reassess the classification at each balance sheet date. If the classification changes as a result of events during the period, the warrants will be reclassified as of the date of the event that causes the reclassification.

The table below provides a summary of the changes in fair value, including net transfers in and/or out, of all financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three months ended March 31, 2021:

Fair Value
Measurement
Using Level 3
Inputs
Total
Balance, January 1, 2021	$—
Derivative liabilities recorded on issuance of derivative warrants	14,720,000
Change in fair value of derivative liabilities	335,000
Balance, March 31, 2021	$14,385,000

During the three months ended March 31, 2021, the fair value of the derivative feature of the warrants was calculated using the following range of weighted average assumptions:

	March 15, 2021		March 31, 2021
Risk-free interest rate	0.9 - 1.01%		0.9 - 1.01%
Expected life of grants	5.0	years	4.75 - 5.0	years
Expected volatility of underlying stock	18.0%		18.0%
Dividends	0%		0%
Probability of Business Combination	90%		90%

As of March 31, 2021 and December 31, 2020, the derivative liability was $14,385,000 and $0, respectively. In addition, for the three months ended March 31, 2021, the Company recorded $335,000 as a gain on the change in fair value of the derivative warrants on the condensed statement of operations.

NOTE 9 —  FAIR VALUE MEASUREMENTS

The Company follows the guidance in ASC 820 for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually.

The fair value of the Company’s financial assets and liabilities reflects management’s estimate of amounts that the Company would have received in connection with the sale of the assets or paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the measurement date. In connection with measuring the fair value of its assets and liabilities, the Company seeks to maximize the use of observable inputs (market data obtained from independent sources) and to minimize the use of unobservable inputs (internal assumptions about how market participants would price assets and liabilities). The following fair value hierarchy is used to classify assets and liabilities based on the observable inputs and unobservable inputs used in order to value the assets and liabilities:

Level 1:

Quoted prices in active markets for identical assets or liabilities. An active market for an asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2:

Observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.

Level 3:	Unobservable inputs based on our assessment of the assumptions that market participants would use in pricing the asset or liability.

The following table presents information about the Company’s assets and liabilities that are measured at fair value at March 31, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	March 31, 2021
Assets:
Marketable securities held in Trust Account	1	$176,751,719

Liabilities:
Warrant Liability – Private Placement Warrants	3	$6,597,500
Warrant Liability – Public Warrants	3	$7,787,500

The Public Warrants and the Private Placement Warrants were accounted for as liabilities in accordance with ASC 815-40 and are presented within liabilities on the balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the statement of operations.

The Company used a Monte Carlo simulation model to value the Public Warrants and a modified Black-Scholes model to value the Private Placement Warrants. The Company allocated the proceeds received from (i) the sale of Units (which is inclusive of one share of Class A common stock and one-half of one Public Warrant) and (ii) the sale of the Private Placement Warrants, first to the warrants based on their fair values as determined at initial measurement, with the remaining proceeds allocated to Class A common stock subject to possible redemption (temporary equity) and Class A common stock (permanent equity) based on their relative fair values at the initial measurement date. The Public Warrants and the Private Placement Warrants were classified within Level 3 of the fair value hierarchy at the measurement dates due to the use of unobservable inputs.

NOTE 10 — SUBSEQUENT EVENTS

Management has evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, other than as described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

On April 24, 2021, 656,250 shares of Class B common stock were forfeited because the underwriters did not exercise the over-allotment option.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References to the “Company,” “G&P Acquisition Corp.,” “our,” “us” or “we” refer to G&P Acquisition Corp., references to “management” or “management team” refer to the Company’s officers and directors and references to the “Sponsor” refer to G&P Sponsor, LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto contained elsewhere in this Quarterly Report on Form 10-Q (this “Quarterly Report”). Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report includes, and oral statements made from time to time by representatives of the Company may include, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act and are intended to be covered by the safe harbor created thereby. The Company has based these forward-looking statements on management’s current expectations, projections and forecasts about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about the Company that may cause its actual business, financial condition, results of operations, performance and/or achievements to be materially different from any future business, financial condition, results of operations, performance and/or achievements expressed or implied by these forward-looking statements. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in the Company’s other filings with the SEC. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “target,” “goal,” “shall,” “should,” “will,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. In addition, any statements that refer to expectations, projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements.

Overview

We are a blank check company originally incorporated in Delaware on December 16, 2020 for the purpose of effecting a merger, amalgamation, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. We intend to effectuate our initial business combination using cash from the proceeds of our initial public offering and the private placement of the private placement warrants and our capital stock, debt or a combination of the foregoing.

At March 31, 2021, we held cash of $829,328, current liabilities of $20,751, derivative warrant liabilities of $14,385,000 and deferred underwriting compensation of $6,125,000. Further, we expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a business combination will be successful.

Results of Operations

We have not generated any revenues to date, and we will not be generating any operating revenues until the closing and completion of our initial business combination. Our entire activity up to March 31, 2021 was related to our company’s formation, the initial public offering, and since the closing of the initial public offering, a search for a business combination candidate. We have, and expect to continue to generate, non-operating income in the form of interest income on cash and cash equivalents. We expect to continue to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with the search for an initial business combination target.

For the three months ended March 31, 2021, we had a net loss of $202,566, which consisted of $51,260 of general and administrative expenses, offset primarily by the change in fair value of the derivative warrant liabilities of $335,000. In addition, the Company recorded offering costs allocated to the Public Warrants and the Private Placement Warrants totaling $488,025.

Liquidity and Capital Resources

Until the consummation of the initial public offering, our only source of liquidity was an initial sale of the Founder Shares (as defined below) to our Sponsor.

On March 15, 2021, the Company consummated the Initial Public Offering of 17,500,000 units, which did not include the exercise by the underwriters of their over-allotment option to purchase up to 2,625,000 additional units. Each unit consists of one share of the Class A Common Stock and one-half of one redeemable warrant of the Company, with each whole warrant entitling the holder thereof to purchase one share of the Class A Common Stock at a price of $11.50 per share, subject to adjustment. The units were sold at a price of $10.00 per unit, generating gross proceeds of $175,000,000 to the Company. BMO Capital Markets Corp. acted as the sole book-running manager for the Initial Public Offering. The securities sold in the Initial Public Offering were registered under the Securities Act on the Registration Statement. The SEC declared the Registration Statement effective on March 10, 2021.

Concurrently with the consummation of the Initial Public Offering, the Company consummated the private placement of an aggregate of 7,250,000 Private Placement Warrants to the Sponsor at a price of $1.00 per warrant, generating gross proceeds of $7,250,000 to the Company. The Private Placement Warrants are identical to the warrants included as part of the units sold in the Initial Public Offering, except that the Private Placement Warrants, so long as they are held by the Sponsor or its permitted transferees, (i) are not redeemable by the Company, subject to certain limited exceptions set forth in the Registration Statement, (ii) may not (including the Class A Common Stock issuable upon the exercise of the Private Placement Warrants) be transferred, assigned or sold until thirty (30) days after the completion of the initial Business Combination, subject to certain limited exceptions set forth in the Registration Statement, (iii) may be exercised on a cashless basis and (iv) are entitled to registration rights. No underwriting discounts or commissions were paid with respect to the private placement of the Private Placement Warrants to the Sponsor. The issuance and sale of the Private Placement Warrants was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

We presently have no revenue; our net loss was $202,566 for the three months ended March 31, 2021, respectively, and consists primarily of administrative fees, professional fees and costs related to our search for a business combination. Through March 31, 2021, our liquidity needs were satisfied through receipt of approximately $850,000 held outside of the trust account from the sale of the Private Placement Warrants upon the closing of our initial public offering. In the future, a portion of interest income on the funds held in the trust account may be released to us to pay tax obligations.

In addition, in order to finance transaction costs in connection with an intended initial business combination, our Sponsor or an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete our initial business combination, we would repay such loaned amounts. In the event that our initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. On December 30, 2020, we issued a convertible promissory note in the amount of up to $2,000,000 to our Sponsor to fund our ongoing expenses, which is convertible into warrants of the post-business combination entity to purchase shares, at a price of $1.00 per warrant at the option of the lender. Such warrants are identical to the private placement warrants. We do not expect to seek loans from parties other than our Sponsor or an affiliate of our Sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account. As of March 31, 2021, we have not drawn on the promissory note.

We may also need to obtain additional financing either to complete a business combination or because we become obligated to redeem a significant number of shares of our Class A common stock upon completion of the business combination, in which case we may issue additional securities or incur debt in connection with the business combination.

Liquidity and Management’s Plan

In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management believes that the funds which the Company has available following the completion of the Initial Public Offering will enable it to sustain operations for a period of at least one-year from the issuance date of this financial statement. Accordingly, substantial doubt about the Company’s ability to continue as a going concern as disclosed in previously issued financial statements has been alleviated.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the condensed financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following as our critical accounting policies:

Class A common stock subject to possible redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance enumerated in ASC 480 “Distinguishing Liabilities from Equity”.  Common stock subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable shares of common stock (including shares of common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, shares of common stock are classified as stockholders’ equity. The Company’s Class A common stock feature certain redemption rights that are considered by the Company to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at March 31, 2021, the shares of Class A common stock subject to possible redemption in the amount of $152,653,895 are presented as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheets.

Net Loss per Common Share

Net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period, excluding shares of common stock subject to forfeiture. Weighted average shares were reduced for the effect of an aggregate of 656,250 shares of Class B common stock that are subject to forfeiture if the over-allotment option is not exercised by the underwriters (see Note 5). At December 31, 2020, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into shares of common stock and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the period presented.

The Company’s statement of operations includes a presentation of net loss per share for common stock subject to redemption in a manner similar to the two-class method. Net loss per share, basic and diluted for Class A common stock is calculated by dividing the interest income earned on the Trust Account, net of any applicable income tax expense, by the weighted average number of shares of Class A common stock outstanding for the period. Net loss per share, basic and diluted for Class B common stock is calculated by dividing the net loss, less income attributable to Class A common stock, by the weighted average number of shares of Class B common stock outstanding for the period.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurement,” approximates the carrying amounts represented in the balance sheet, primarily due to their short-term nature.

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging”. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date.

The accounting treatment of derivative financial instruments requires that the Company record a derivative liability upon the closing of the Initial Public Offering. Accordingly, the Company classifies each warrant as a liability at its fair value and the warrants were allocated a portion of the proceeds from the issuance of the Units equal to its fair value determined by the Monte Carlo simulation. This liability is subject to re-measurement at each balance sheet date. With each such re-measurement, the warrant liability will be adjusted to fair value, with the change in fair value recognized in the Company’s statement of operations. The Company will reassess the classification at each balance sheet date. If the classification changes as a result of events during the period, the warrants will be reclassified as of the date of the event that causes the reclassification.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

JOBS Act

The Jumpstart Our Business Startups Act (the “JOBS Act”) contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We qualify as an “emerging growth company” and under the JOBS Act are allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We elected to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As a result, our financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

Additionally, we are in the process of evaluating the benefits of relying on the other reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if, as an “emerging growth company”, we choose to rely on such exemptions we may not be required to, among other things, (i) provide an independent registered public accounting firm’s attestation report on our system of internal controls over financial reporting pursuant to Section 404, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the independent registered public accounting firm’s report providing additional information about the audit and the financial statements (auditor discussion and analysis), and (iv) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of our Chief Executive Officer’s compensation to median employee compensation. These exemptions are applicable to us for a period of five years from the date of completion of our initial public offering or until we are no longer an “emerging growth company,” whichever is earlier.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of March 31, 2021 and December 31, 2020.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an administrative agreement to pay monthly recurring expenses of up to $20,000 for office space, administrative and support services to our Sponsor. The agreement terminates upon the earlier of the completion of a business combination or our liquidation.

The underwriters are entitled to deferred underwriting commissions of $6,125,000. The deferred underwriting commissions will become payable to the underwriters from the amounts held in the trust account solely in the event that we complete an initial business combination, subject to the terms of the underwriting agreement. The underwriters are not entitled to any interest accrued on the deferred underwriting commissions.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As of March 31, 2021, the Company was not subject to any market or interest rate risk. The net proceeds of the Initial Public Offering, including amounts in the Trust Account, have been invested in U.S. government securities within the meaning of Section 2(a)(16) of the Investment Company Act of 1940, as amended, having a maturity of 185 days or less or in money market funds meeting the conditions of paragraphs (d)(1), (d)(2), (d)(3) and (d)(4) of Rule 2a-7 promulgated under the Investment Company Act of 1940, as amended, which invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, the Company believes there will be no associated material exposure to interest rate risk. The Company has not engaged in any hedging activities since its inception and does not expect to engage in any hedging activities with respect to the market risk to which it may be exposed.

Item 4. Controls and Procedures.

Restatement Background

On April 12, 2021, the Acting Director of the Division of Corporation Finance and Acting Chief Accountant of the SEC together issued a public statement (the “SEC Warrant Accounting Statement”) on accounting and reporting considerations for warrants issued by special purpose acquisition companies (“SPACs”). The SEC Warrant Accounting Statement discussed “certain features of warrants  issued in SPAC transactions” that “may be common across many entities.” The SEC Warrant Accounting Statement indicated that when one or more of such features is included in a warrant, the warrant “should be classified as a liability measured at fair value, with changes in fair value each period reported in earnings.”

The warrant agreement governing the Company’s warrants  includes a provision that provides for potential changes to the settlement amounts dependent on the characteristics of the holder of the warrant. Upon review of the SEC Warrant Accounting Statement, the Company’s management further evaluated the warrants  under Accounting Standards Codification (“ASC”) Subtopic 815-40, Contracts in Entity’s Own Equity. ASC Section 815-40-15 addresses equity versus liability treatment and classification of equity-linked financial instruments, including warrants, and states that a warrant may be classified as a component of equity only if, among other things, the warrant is indexed to the issuer’s common stock. Under ASC Section 815-40-15, a warrant is not indexed to the issuer’s common stock if the terms of the warrant require an adjustment to the exercise price upon a specified event and that event is not an input to the fair value of the warrant.

The Company previously classified the Public Warrants and the Private Placement Warrants issued in connection with the Initial Public Offering as equity instruments. Upon further consideration of the rules and guidance, management of the Company concluded that the warrants are precluded from equity classification. As a result, the warrants should be recorded as liabilities on the balance sheet and measured at fair value at inception and on a recurring basis in accordance with ASC 820, Fair Value Measurement, with changes in fair value recognized in the statement of operations.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act. Based on this evaluation, the Company’s principal executive officer and principal financial officer have concluded that, solely due to the events that led to the Company’s restatement of its March 15, 2021 audited balance sheet (the “Restatement”) to reclassify the Company’s derivative instruments as liabilities, a material weakness existed and the Company’s disclosure controls and procedures were not effective.

Disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in its reports filed with the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s principal executive officer, principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting that occurred during the three months ended March 31, 2021 covered by this Quarterly Report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. In light of the material weakness identified and the related Restatement described above, we plan to enhance our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Factors that could cause the Company’s actual business, financial condition and/or results of operations to differ materially from those in this Quarterly Report are any of the risks factors described in the Registration Statement and the additional risk factors set forth below. Any of these risk factors could result in a significant or material adverse effect on the Company’s business, financial condition and/or results of operations. Additional risk factors not presently known to the Company or that the Company currently deems immaterial may also impair the Company’s business, financial condition and/or results of operations.

Our derivative instruments are accounted for as liabilities and the changes in value of our derivative instruments could have a material effect on our financial results.

On April 12, 2021, the staff of the SEC (the “Staff”) issued a statement entitled “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”).” In light of the Staff’s statement and guidance in ASC 815-40, “Derivatives and Hedging — Contracts in Entity’s Own Equity”, our management evaluated the terms of the warrant agreement entered into in connection with the Initial Public Offering and concluded that the Public Warrants and the Private Placement Warrants include provisions that, based on the Staff’s statement, preclude the Public Warrants and the Private Placement Warrants from being classified as components of equity. As a result, we have classified the Public Warrants and the Private Placement Warrants as liabilities. Under this accounting treatment, we are required to measure the fair value of the Public Warrants and the Private Placement Warrants at the end of each reporting period and recognize changes in the fair value from the prior period in our operating results for the current period. As a result of the recurring fair value measurement, our financial statements and results of operations may fluctuate quarterly based on factors which are outside our control. We expect that we will recognize non-cash gains or losses due to the quarterly fair valuation of the Public Warrants and the Private Placement Warrants and that such gains or losses could be material.

In connection with the recent restatement of our financial statements, our management has concluded that our disclosure controls and procedures were not effective as of March 31, 2021 due to a material weakness in internal controls over financial reporting solely related to our accounting for the Public Warrants and the Private Placement Warrants. If we are unable to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

Following the issuance of the Staff’s statement, and after consultation with our independent registered public accounting firm and our management team, our audit committee concluded that, in light of the Staff’s statement, it was appropriate to restate our previously issued audited balance sheet as of March 15, 2021. As part of such process, we identified a material weakness in our internal controls over financial reporting, solely related to our accounting for warrants.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented, or detected and corrected on a timely basis. Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. We expect to take steps to remediate the material weakness, but there is no assurance that any remediation efforts will ultimately have the intended effects.

If we identify any new material weaknesses in the future, any such newly identified material weakness could limit our ability to prevent or detect a misstatement of our accounts or disclosures that could result in a material misstatement of our annual or interim financial statements. In such case, we may be unable to maintain compliance with securities law requirements regarding timing filing of periodic reports in addition to applicable stock exchange listing requirements, investors may lose confidence in our financial reporting and our stock price may decline as a result. We cannot assure you that the measures we have taken to date, or any measures we may take in the future, will be sufficient to avoid potential future material weaknesses.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

On December 30, 2020, the Sponsor paid $25,000, or approximately $0.0043 per share, to cover certain offering and formation costs of the Company in consideration of 5,750,000 shares of the Class B Common Stock. On February 24, 2021, the Sponsor transferred 25,000 shares of the Class B Common Stock to certain of the Company’s directors, namely Leslie D. Michelson, M. Therese Antone and Nicholas Radesca, resulting in the Sponsor holding 5,675,000 shares of the Class B Common Stock. On March 10, 2021, the Sponsor forfeited 718,750 shares of the Class B Common Stock to the Company for no consideration, resulting in the Sponsor holding 4,956,250 shares of the Class B Common Stock. Of the 5,031,250 shares of the Class B Common Stock outstanding, up to 656,250 shares of the Class B Common Stock are subject to forfeiture to the extent that the over-allotment option is not exercised in full or in part by the underwriters in the Initial Public Offering, so that the number of shares of the Class B Common Stock would represent 20.0% of the Company’s issued and outstanding common stock after the consummation of the Initial Public Offering. The shares of the Class B Common Stock were issued in connection with the Company’s organization pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

On March 15, 2021, the Company consummated the Initial Public Offering of 17,500,000 units, which did not include the exercise by the underwriters of their over-allotment option to purchase up to 2,625,000 additional units. Each unit consists of one share of the Class A Common Stock and one-half of one redeemable warrant of the Company, with each whole warrant entitling the holder thereof to purchase one share of the Class A Common Stock at a price of $11.50 per share, subject to adjustment. The units were sold at a price of $10.00 per unit, generating gross proceeds of $175,000,000 to the Company. BMO Capital Markets Corp. acted as the sole book-running manager for the Initial Public Offering. The securities sold in the Initial Public Offering were registered under the Securities Act on the Registration Statement. The SEC declared the Registration Statement effective on March 10, 2021.

Concurrently with the consummation of the Initial Public Offering, the Company consummated the private placement of an aggregate of 7,250,000 Private Placement Warrants to the Sponsor at a price of $1.00 per warrant, generating gross proceeds of $7,250,000 to the Company. The Private Placement Warrants are identical to the warrants included as part of the units sold in the Initial Public Offering, except that the Private Placement Warrants, so long as they are held by the Sponsor or its permitted transferees, (i) are not redeemable by the Company, subject to certain limited exceptions set forth in the Registration Statement, (ii) may not (including the Class A Common Stock issuable upon the exercise of the Private Placement Warrants) be transferred, assigned or sold until thirty (30) days after the completion of the initial Business Combination, subject to certain limited exceptions set forth in the Registration Statement, (iii) may be exercised on a cashless basis and (iv) are entitled to registration rights. No underwriting discounts or commissions were paid with respect to the private placement of the Private Placement Warrants to the Sponsor. The issuance and sale of the Private Placement Warrants was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

Use of Proceeds

Of the gross proceeds received from the Initial Public Offering and the sale of the Private Placement Warrants, $176,750,000 was placed in the Trust Account, comprised of $171,500,000 of the proceeds from the Initial Public Offering (which amount includes $6,125,000 of the underwriting deferred discounts and commissions) and $5,250,000 of the proceeds from the sale of the Private Placement Warrants. The Company paid a total of $3,500,000 in underwriting discounts and commissions and $560,562 for other costs and expenses related to the Initial Public Offering.

For a description of the use of the proceeds generated in the Initial Public Offering, see Part I, Item 2 of this Quarterly Report.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

No.	Description of Exhibit
3.1

Second Amended and Restated Certificate of Incorporation of G&P Acquisition Corp. (incorporated by reference to Exhibit 3.1 to the Form 8-K (File No. 001-40164) filed with the Securities and Exchange Commission on March 15, 2021).

3.2	Bylaws (incorporated by reference to Exhibit 3.3 to the Registration Statement on Form S-1 (File No. 333-253089) filed with the Securities and Exchange Commission on February 12, 2021).
4.1

Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 to the Amendment No. 3 to the Registration Statement on Form S-1 (File No. 333-253089) filed with the Securities and Exchange Commission on March 8, 2021).

4.2

Specimen Class A Common Stock Certificate (incorporated by reference to Exhibit 4.2 to the Amendment No. 3 to the Registration Statement on Form S-1 (File No. 333-253089) filed with the Securities and Exchange Commission on March 8, 2021).

4.3

Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-1 (File No. 333-253089) filed with the Securities and Exchange Commission on February 12, 2021).

4.4

Warrant Agreement, dated as of March 10, 2021, by and between G&P Acquisition Corp. and Continental Stock Transfer & Trust Company, as warrant agent (incorporated by reference to Exhibit 4.1 to the Form 8-K (File No. 001-40164) filed with the Securities and Exchange Commission on March 15, 2021).

10.1

Letter Agreement, dated March 10, 2021, by and among G&P Acquisition Corp., G&P Sponsor, LLC and G&P Acquisition Corp.’s executive officers and directors (incorporated by reference to Exhibit 10.1 to the Form 8-K (File No. 001-40164) filed with the Securities and Exchange Commission on March 15, 2021).

10.2

Investment Management Trust Agreement, dated as of March 10, 2021, by and between G&P Acquisition Corp. and Continental Stock Transfer & Trust Company, as trustee (incorporated by reference to Exhibit 10.2 to the Form 8-K (File No. 001-40164) filed with the Securities and Exchange Commission on March 15, 2021).

10.3

Registration Rights Agreement, dated as of March 10, 2021, by and among G&P Acquisition Corp., G&P Sponsor, LLC and certain other security holders named therein (incorporated by reference to Exhibit 10.3 to the Form 8-K (File No. 001-40164) filed with the Securities and Exchange Commission on March 15, 2021).

10.4

Private Placement Warrants Purchase Agreement, dated as of March 10, 2021, by and between G&P Acquisition Corp. and G&P Sponsor, LLC (incorporated by reference to Exhibit 10.4 to the Form 8-K (File No. 001-40164) filed with the Securities and Exchange Commission on March 15, 2021).

10.5

Administrative Services Agreement, dated as of March 10, 2021, by and between G&P Acquisition Corp. and G&P Sponsor, LLC (incorporated by reference to Exhibit 10.5 to the Form 8-K (File No. 001-40164) filed with the Securities and Exchange Commission on March 15, 2021).

10.6

Indemnity Agreement, dated as of March 10, 2021, by and between G&P Acquisition Corp. and Brendan T. O’Donnell (incorporated by reference to Exhibit 10.6 to the Form 8-K (File No. 001-40164) filed with the Securities and Exchange Commission on March 15, 2021).

10.7

Indemnity Agreement, dated as of March 10, 2021, by and between G&P Acquisition Corp. and Nicholas S. Schorsch, Jr. (incorporated by reference to Exhibit 10.7 to the Form 8-K (File No. 001-40164) filed with the Securities and Exchange Commission on March 15, 2021).

10.8

Indemnity Agreement, dated as of March 10, 2021, by and between G&P Acquisition Corp. and Joseph Marnikovic (incorporated by reference to Exhibit 10.8 to the Form 8-K (File No. 001-40164) filed with the Securities and Exchange Commission on March 15, 2021).

10.9

Indemnity Agreement, dated as of March 10, 2021, by and between G&P Acquisition Corp. and Michael R. Anderson (incorporated by reference to Exhibit 10.9 to the Form 8-K (File No. 001-40164) filed with the Securities and Exchange Commission on March 15, 2021).

10.10

Indemnity Agreement, dated as of March 10, 2021, by and between G&P Acquisition Corp. and Nicholas S. Schorsch (incorporated by reference to Exhibit 10.10 to the Form 8-K (File No. 001-40164) filed with the Securities and Exchange Commission on March 15, 2021).

10.11

Indemnity Agreement, dated as of March 10, 2021, by and between G&P Acquisition Corp. and Edward M. Weil, Jr. (incorporated by reference to Exhibit 10.11 to the Form 8-K (File No. 001-40164) filed with the Securities and Exchange Commission on March 15, 2021).

10.12

Indemnity Agreement, dated as of March 10, 2021, by and between G&P Acquisition Corp. and Leslie D. Michelson (incorporated by reference to Exhibit 10.12 to the Form 8-K (File No. 001-40164) filed with the Securities and Exchange Commission on March 15, 2021).

10.13

Indemnity Agreement, dated as of March 10, 2021, by and between G&P Acquisition Corp. and M. Therese Antone (incorporated by reference to Exhibit 10.13 to the Form 8-K (File No. 001-40164) filed with the Securities and Exchange Commission on March 15, 2021).

10.14

Indemnity Agreement, dated as of March 10, 2021, by and between G&P Acquisition Corp. and Nicholas Radesca (incorporated by reference to Exhibit 10.14 to the Form 8-K (File No. 001-40164) filed with the Securities and Exchange Commission on March 15, 2021).

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
*	Filed herewith.
**

These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended, and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

G&P ACQUISITION CORP.

Date: May 21, 2021	By:	/s/ Brendan T. O’Donnell
		Name:	Brendan T. O’Donnell
		Title:	Chief Executive Officer (Principal Executive Officer)

Date: May 21, 2021	By:	/s/ Joseph Marnikovic
		Name:	Joseph Marnikovic
		Title:	Chief Financial Officer and Treasurer (Principal Financial Officer)