Form 10-Q
period 2021-06-30
G&P Acquisition Corp.
filed 2021-08-10
CIK 1839121

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ⌧  No ◻

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ⌧  No ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of August 10, 2021, 17,500,000 shares of the Class A common stock, par value $0.0001 per share (the “Class A Common Stock”), and 4,375,000 shares of the Class B common stock, par value $0.0001 per share (the “Class B Common Stock”), were issued and outstanding.

G&P ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2021

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

G&P ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2021	2020
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$807,558	$25,000
Prepaid expenses	311,900	—
Deferred offering costs	—	65,000
Total current assets	1,119,458	90,000

Investments held in the Trust Account	176,758,134	—
Long-term prepaid assets	212,500	—
Total assets	$178,090,092	$90,000

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$124,168	$—
Accrued offering costs	—	65,000
Advances from related party	10,152	1,000
Total current liabilities	134,320	66,000

Deferred underwriting compensation	6,125,000	—
Warrant liability – Private Placement Warrants	5,147,500	—
Warrant liability – Public Warrants	6,125,000	—
Total liabilities	17,521,670	66,000

Commitments and contingencies (Note 6):
Class A Common Stock subject to possible redemption (15,401,809 and 0 shares at approximately $10.10 per share as of June 30, 2021 and December 31, 2020, respectively)	155,558,271	—

Stockholders’ equity:
Preferred shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A Common Stock, $0.0001 par value, 200,000,000 shares authorized, 2,098,191 and 0 shares issued and outstanding (excluding 15,401,809 and 0 shares subject to possible redemption) as of June 30, 2021 and December 31, 2020, respectively	210	—
Class B Common Stock, $0.0001 par value, 20,000,000 shares authorized, 4,375,000 and 5,031,250 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively(1)	437	503
Additional paid-in capital	2,298,544	24,497
Retained earnings (accumulated deficit)	2,700,810	(1,000)
Total stockholders’ equity	5,000,001	24,000
Total liabilities and stockholders’ equity	$178,090,092	$90,000
(1)

As of December 31, 2020, includes up to 656,250 shares of Class B Common Stock subject to forfeiture if the over-allotment is not exercised in full or in part by the underwriters in the Initial Public Offering. These shares were forfeited in April 2021 when the over-allotment option expired (see Note 5).

See accompanying notes to the condensed financial statements.

G&P ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three	For the Six
	Months Ended	Months Ended
	June 30, 2021	June 30, 2021

REVENUE	$—	$—

EXPENSES
Administration fee - related party	60,000	70,000
General and administrative	154,539	195,799
TOTAL EXPENSES	214,539	265,799

OTHER INCOME (EXPENSES)
Investment income from the Trust Account	6,415	8,134
Warrant offering expenses	—	(488,025)
Change in fair value of derivative warrant liabilities	3,112,500	3,447,500
TOTAL OTHER INCOME	3,118,915	2,967,609

INCOME BEFORE INCOME TAX PROVISION	2,904,376	2,701,810

Income tax provision	—	—

Income attributable to common stock	$2,904,376	$2,701,810

Basic and diluted weighted average shares outstanding, redeemable Class A Common Stock	15,114,247	8,934,942
Basic and diluted net income per share of redeemable Class A Common Stock	$—	$—

Weighted average number of shares of non-redeemable common stock outstanding, basic and diluted	7,417,003	6,444,210
Basic and diluted net income per share of non-redeemable common stock	$0.39	$0.42

See accompanying notes to the condensed financial statements.

G&P ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021

(UNAUDITED)

	Class A		Class B		Additional	Retained Earnings
	Common Stock		Common Stock(1)		Paid-In	(Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit)	Equity
Balance as of January 1, 2021	—	$—	5,031,250	$503	$24,497	$(1,000)	$24,000

Sale of Units in Public Offering, less fair value of public warrants, net of offering costs	17,500,000	1,750	—	—	157,250,712	—	157,252,462

Excess of proceeds received over fair value of warrant liabilities – Private Placement Warrants	—	—	—	—	580,000	—	580,000

Change in Class A Common Stock subject to possible redemption	(15,114,247)	(1,511)	—	—	(152,652,384)	—	(152,653,895)

Net loss	—	—	—	—	—	(202,566)	(202,566)
Balance as of March 31, 2021	2,385,753	$239	5,031,250	$503	$5,202,825	$(203,566)	$5,000,001

Forfeiture of Class B Common Stock	—	—	(656,250)	(66)	66	—	—

Change in Class A Common Stock subject to possible redemption	(287,562)	(29)	—	—	(2,904,347)	—	(2,904,376)

Net income	—	—	—	—	—	2,904,376	2,904,376

Balance as of June 30, 2021	2,098,191	$210	4,375,000	$437	$2,298,544	$2,700,810	$5,000,001
(1)

As of March 31, 2021, includes up to 656,250 shares of Class B Common Stock subject to forfeiture if the over-allotment is not exercised in full or in part by the underwriters in the Initial Public Offering. These shares were forfeited in April 2021 when the over-allotment option expired (see Note 5).

See accompanying notes to the condensed financial statements.

G&P ACQUISITION CORP.

CONDENSED STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2021

(UNAUDITED)

Cash Flows From Operating Activities:
Net income	$2,701,810
Adjustments to reconcile net income to net cash used in operating activities:
Investment income earned on treasury securities held in the Trust Account	(8,134)
Costs associated with warrant liabilities	488,025
Gain on change in fair value of derivative liabilities	(3,447,500)
Changes in operating assets and liabilities:
Prepaid expenses	(311,900)
Non-current assets	(212,500)
Accounts payable and accrued expenses	134,320
Net Cash Used In Operating Activities	(655,879)

Cash Flows From Investing Activities:
Cash deposited into the Trust Account	(176,750,000)
Net Cash Used In Investing Activities	(176,750,000)

Cash Flows From Financing Activities:
Sale of Units in the Initial Public Offering, net of underwriting discount	171,500,000
Sale of Private Placement Warrants to the Sponsor	7,250,000
Proceeds from the Sponsor promissory note	70,093
Repayment of the Sponsor promissory note	(71,093)
Payment of offering costs	(560,563)
Net Cash Provided By Financing Activities	178,188,437

Net change in cash and cash equivalents	782,558

Cash and cash equivalents at beginning of period	25,000

Cash and cash equivalents at end of period	$807,558

Supplemental disclosure of non-cash financing activities:

Change in value of Class A Common Stock subject to possible redemption	$155,558,271
Deferred underwriting compensation charged to additional paid-in capital in connection with the Initial Public Offering	$6,125,000
Expenses paid by related parties on behalf of the Company	$10,152

See accompanying notes to the condensed financial statements.

G&P ACQUISITION CORP.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

NOTE 1 — DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS AND GOING CONCERN

G&P Acquisition Corp. (the “Company”) was incorporated in Delaware on December 16, 2020. The Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (a “Business Combination”). The Company is not limited to a particular industry or sector for purposes of consummating a Business Combination. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

As of June 30, 2021, the Company had not commenced any operations. All activity for the period from December 16, 2020 (inception) through June 30, 2021 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”), which is described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31st as its fiscal year end.

The registration statement for the Initial Public Offering was declared effective on March 10, 2021. On March 15, 2021, the Company consummated the Initial Public Offering of 17,500,000 units (the “Units” and, with respect to the  Class A Common Stock and the warrants included in the Units, the “Public Shares” and the “Public Warrants,” respectively), generating gross proceeds of $175,000,000, which is described in Note 3.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the private sale (the “Private Placement”) of an aggregate of 7,250,000 warrants (the “Private Placement Warrants”) to G&P Sponsor, LLC (the “Sponsor”) at a purchase price of $1.00 per Private Placement Warrant, generating gross proceeds to the Company in the amount of $7,250,000.

As of June 30, 2021, transaction costs amounted to $10,185,563, consisting of $3,500,000 of underwriting fees, $6,125,000 of deferred underwriting fees payable (which are held in a trust account with Continental Stock Transfer & Trust Company acting as trustee (the “Trust Account”)) and $560,563 of costs associated with the Initial Public Offering. Of these costs which were charged to additional paid-in capital upon completion of the Initial Public Offering, $488,025 were allocated to the Public Warrants and the Private Placement Warrants and were included in the statements of operations as a component of other income (expense). Cash in the amount of $807,558 was held outside of the Trust Account as of June 30, 2021 and was available for working capital purposes. As described in Note 6, $6,125,000 of deferred underwriting fees is contingent upon the consummation of a Business Combination by November 15, 2022 (or March 15, 2023 if the Company has executed a letter of intent, agreement in principle or definitive agreement for an initial Business Combination within twenty (20) months from the closing of the Initial Public Offering) (the “Combination Period”).

Following the closing of the Initial Public Offering on March 15, 2021, an amount of  $176,750,000 ($10.10 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the Private Placement Warrants in the Private Placement was placed in the Trust Account which may be invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of (i) the consummation of a Business Combination or (ii) the distribution of the Trust Account, as described below.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. There is no assurance that the Company will be able to complete a Business Combination successfully. The Company must complete one or more initial Business Combinations with one or more operating businesses or assets with a fair market value equal to at least 80% of the net assets held in the Trust Account (excluding the deferred underwriting fees and taxes payable on the interest earned on the Trust Account). The Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target business sufficient for it not to be required to register as an investment company under the Investment Company Act.

The Company will provide the holders of the outstanding Public Shares (the “Public Stockholders”) with the opportunity to redeem all or a portion of their Public Shares either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer in connection with the Business Combination. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company. The Public Stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then on deposit in the Trust Account (initially anticipated to be $10.10 per Public Share, plus any pro rata interest then on deposit in the Trust Account, net of taxes payable). There will be no redemption rights upon the completion of a Business Combination with respect to the Public Warrants. The Public Shares subject to redemption will be recorded at a redemption value and classified as temporary equity upon the completion of the Initial Public Offering in accordance with the Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.”

The Company will not redeem Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001 (so that it does not then become subject to the U.S. Securities and Exchange Commission’s (the “SEC”) “penny stock” rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to the Business Combination. If the Company seeks stockholder approval of a Business Combination, the Company will proceed with a Business Combination if a majority of the outstanding shares voted are voted in favor of the Business Combination, or such other vote as required by law or stock exchange rule. If a stockholder vote is not required by applicable law or stock exchange listing requirements and the Company does not decide to hold a stockholder vote for business or other reasons, the Company will, pursuant to its second amended and restated certificate of incorporation (the “Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the SEC and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by applicable law or stock exchange listing requirements or the Company decides to obtain stockholder approval for business or other reasons, the Company will offer to redeem Public Shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks stockholder approval in connection with a Business Combination, the Sponsor has agreed to vote its Founder Shares (as defined in Note 5) and any Public Shares acquired during or after the Initial Public Offering in favor of approving a Business Combination. Additionally, Public Stockholders may elect to redeem their Public Shares without voting and, if they do vote, irrespective of whether they vote for or against the proposed Business Combination.

Notwithstanding the foregoing, if the Company seeks stockholder approval of a Business Combination and it does not conduct redemptions pursuant to the tender offer rules, the Certificate of Incorporation will provide that a Public Stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from redeeming its Public Shares with respect to more than an aggregate of 15% of the Public Shares, without the prior consent of the Company.

The Sponsor and the Company’s executive officers and directors have agreed (a) to waive their redemption rights with respect to the Founder Shares and the Public Shares held by them in connection with the completion of a Business Combination and (b) not to propose an amendment to the Certificate of Incorporation (i) to modify the substance or timing of the Company’s obligation to allow redemptions in connection with a Business Combination or to redeem one-hundred percent (100%) of the Public Shares if the Company does not complete a Business Combination within the Combination Period or (ii) with respect to any other provision relating to stockholders’ rights or pre-business combination activity, unless the Company provides the Public Stockholders with the opportunity to redeem their Public Shares in conjunction with any such amendment.

If the Company has not completed a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten (10) business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to pay taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of the then outstanding Public Shares, which redemption will completely extinguish Public Stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Public Warrants, which will expire worthless if the Company fails to complete a Business Combination within the Combination Period.

The Sponsor and the Company’s executive officers and directors have agreed to waive their liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the Sponsor acquires Public Shares during or after the  Initial Public Offering, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination within the Combination Period. The underwriters of the Initial Public Offering have agreed to waive their rights to their deferred underwriting fees (see Note 6) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, the amount of such deferred underwriting fees will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the funds on deposit in the Trust Account  remaining available for distribution will be less than the price per Unit of $10.00 in the Initial Public Offering.

In order to protect the amounts held in the Trust Account, the Sponsor has agreed to be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds on deposit in the Trust Account to below (i) $10.10 per Public Share or (ii) such lesser amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.10 per public Share due to reductions in the value of the trust assets, in each case, net of the amount of interest which may be withdrawn to pay taxes, except as to any claims by a third party that executed a waiver of any and all rights to seek access to the Trust Account and except as to any claims under the Company’s indemnity of the underwriters of the  Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (except for the Company’s independent registered public accounting firm), prospective target businesses and other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

Risks and Uncertainties

Management is currently evaluating the impact of the COVID-19 pandemic and has concluded that, while it is reasonably possible that the COVID-19 pandemic could have a negative effect on the Company’s financial position, results of operations and/or search for a target business, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) and pursuant to the rules and regulations of the SEC.

Certain information and note disclosures normally included in the financial statements prepared in accordance with US GAAP have been condensed. As such, the information included in these financial statements should be read in conjunction with the audited financial statements as of December 31, 2020 filed with the SEC on the Registration Statement on Form S-1 (File No. 333-253089) (the “Registration Statement”) and the Current Report on Form 8-K/A filed with the SEC on May 20, 2021. In the opinion of the Company’s management, these condensed financial statements include all adjustments, which are only of a normal and recurring nature, necessary for a fair statement of the Company’s financial position as of June 30, 2021 and the Company’s results of operations and cash flows for the periods presented. The results of operations for the three and six months ended June 30, 2021 are not necessarily indicative of the results to be expected for the full year ending December 31, 2021.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act , as modified by the Jumpstart Our Business Startups Act of 2012, as amended (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including, among others, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, as amended (the “Sarbanes-Oxley Act”), reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a registration statement under the Securities Act declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that, when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of expenses during the reporting period.

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

Investment Held in the Trust Account

As of June 30, 2021, the Company had $176.76 million in treasury securities held in the Trust Account.

Offering Costs Associated with the Initial Public Offering

The Company complies with the requirements of the Financial Accounting Standards Board (“FASB”) ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A, “Expenses of Offering.” Deferred offering costs were allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Upon completion of the Initial Public Offering, offering costs associated with warrant liabilities have been expensed and presented as non-operating expenses in the statement of operations and offering costs associated with the Class A common stock have been charged to stockholders’ equity. Offering costs of $560,563 consisted principally of costs incurred in connection with preparation for the Initial Public Offering. These offering costs, together with the underwriter fees of $9,625,000, were charged to additional paid-in capital upon completion of the Initial Public Offering. Of these costs, $488,025 were allocated to the Public Warrants and the Private Placement Warrants and are included in the statement of operations as a component of other income (expense).

Class A Common Stock Subject to Possible Redemption

The Company accounts for  the Class A Common Stock subject to possible redemption in accordance with the guidance enumerated in ASC 480, “Distinguishing Liabilities from Equity.” Shares of the common stock subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable shares of the common stock (including shares of the common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the issuer’s control) are classified as temporary equity. At all other times, shares of the common stock are classified as stockholders’ equity. The Class A Common Stock features certain redemption rights that are considered by the Company to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of June 30, 2021, the shares of the Class A Common Stock subject to possible redemption in the amount of $155,558,271 are presented as temporary equity, outside of the stockholders’ equity section of the Company’s  condensed balance sheets.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2021 and December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company has been subject to income tax examinations by major taxing authorities since inception.

The provision for income taxes was deemed to be de minimis for the three and six months ended June 30, 2021. The Company’s deferred tax assets were deemed to be de minimis as of June 30, 2021 and December 31, 2020.

Net Income per Share of Common Stock

Net income per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period, excluding shares of common stock subject to forfeiture. The Company has not considered the effect of the Public Warrants sold in the Initial Public Offering and the Private Placement Warrants sold in the Private Placement to purchase an aggregate of 16,000,000 shares of the Class A Common Stock in the calculation of diluted loss per share, since the inclusion of such Warrants would be anti-dilutive.

The Company’s condensed statements of operations include a presentation of net income per share for common stock subject to possible redemption in a manner similar to the two-class method of net income per share. Net income per common share, basic and diluted, for common stock subject to possible redemption is calculated by dividing the proportionate share of income or loss on marketable securities held in the Trust Account, net of applicable franchise and income taxes, by the weighted average number of shares of common stock subject to possible redemption outstanding since original issuance.

Net income per share, basic and diluted, for non-redeemable common stock is calculated by dividing the net income, adjusted for income or loss on marketable securities attributable to common stock subject to possible redemption, by the weighted average number of non-redeemable common stock outstanding for the period.

Non-redeemable common stock includes the Founder Shares and non-redeemable shares of common stock as these shares do not have any redemption features. Non-redeemable common stock participates in the income or loss on marketable securities based on non-redeemable shares’ proportionate interest.

The following table reflects the calculation of basic and diluted net income (loss) per common share (in dollars, except per share amounts):

	Three Months	Six Months
	Ended	Ended
	June 30,	June 30,
	2021	2021
Common stock subject to possible redemption
Numerator: Earnings allocable to common stock subject to possible redemption
Interest earned on marketable securities held in the Trust Account	$6,415	$8,134
Less: interest available to be withdrawn for payment of taxes	(6,415)	(8,134)
Net income allocable to common stock subject to possible redemption	$—	$—
Denominator: Weighted average common stock subject to possible redemption
Basic and diluted weighted average shares outstanding, common stock subject to possible redemption	15,114,247	8,934,942
Basic and diluted net income per share, common stock subject to possible redemption	$—	$—

Non-redeemable common stock
Numerator: Net loss minus net income allocable to common stock subject to possible redemption
Net income	$2,904,376	$2,701,810
Less: Net income allocable to common stock subject to possible redemption	(6,415)	(8,134)
Non-redeemable net income	$2,897,961	$2,693,676
Denominator: Weighted average non-redeemable common stock
Basic and diluted weighted average shares outstanding, non-redeemable common stock	7,417,003	6,444,210
Basic and diluted net income per share, non-redeemable common stock	$0.39	$0.42

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. The Company has not experienced losses on the Trust Account.

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging.” The Company’s derivative instruments are recorded at fair value as of the closing date of the Initial Public Offering (i.e., March 15, 2021) and re-valued at each reporting date, with changes in the fair value reported in the statements of operations. Derivative assets and liabilities are classified on the balance sheet as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within twelve (12) months of the balance sheet date. The Company has determined  that the Public Warrants and the Private Placement Warrants are derivative instruments. As the Public Warrants and the Private Placement Warrants meet the definition of a derivative, the Public Warrants and the Private Placement Warrants are measured at fair value at issuance and at each reporting date in accordance with ASC 820, “Fair Value Measurement,” with changes in fair value recognized in the statement of operations in the period of change.

Warrant Instruments

The Company accounts for the Public Warrants and the Private Placement Warrants issued in connection with the Initial Public Offering and the Private Placement, respectively, in accordance with the guidance contained in FASB ASC 815, “Derivatives and Hedging,” whereby under that provision the Public Warrants and the Private Placement Warrants do not meet the criteria for equity treatment and must be recorded as a liability. Accordingly, the Company classifies the warrant instrument as a liability at fair value and adjusts the instrument to fair value at each reporting period. This liability will be re-measured at each balance sheet date until the Public Warrants and the Private Placement Warrants are exercised or expire, and any change in fair value will be recognized in the Company’s statement of operations. The fair value of the Public Warrants and the Private Placement Warrants will be estimated using an internal valuation model. The Company’s valuation model utilizes inputs and other assumptions and may not be reflective of the price at which they can be settled. Such warrant classification is also subject to re-evaluation at each reporting period.

Fair Value Measurements

Fair value is defined as the price that would be received for sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. US GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

●	Level 1—defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;
●	Level 2—defined as inputs other than quoted prices in active markets that are either directly or indirectly observable, such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and
●	Level 3—defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

Recent Accounting Standards

In August 2020, the FASB issued Accounting Standard Update (“ASU”) No. 2020-06, “Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current US GAAP. The ASU 2020-06 also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception and simplifies the diluted earnings per share calculation in certain areas. The Company early adopted the ASU 2020-06 on January 1, 2021. Adoption of the ASU 2020-06 did not impact the Company’s financial condition, results of operations or cash flows.

The Company’s management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

NOTE 3 — INITIAL PUBLIC OFFERING

Pursuant to the Initial Public Offering, the Company sold 17,500,000 Units at a purchase price of $10.00 per Unit generating gross proceeds to the Company in the amount of $175,000,000. Each Unit consists of one share of the Class A Common Stock and one-half of one redeemable warrant of the Company (each whole warrant, a “Warrant”), with each whole Warrant entitling the holder thereof to purchase one whole share of Class A Common Stock at a price of $11.50 per share, subject to adjustment.

NOTE 4 — PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Company consummated the Private Placement of an aggregate of 7,250,000 Private Placement Warrants to the Sponsor at a purchase price of $1.00 per Private Placement Warrant, generating gross proceeds to the Company in the amount of $7,250,000.

A portion of the proceeds from the Private Placement of the Private Placement Warrants was added to the proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the Private Placement of the Private Placement Warrants held in the Trust Account will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law), and the Private Placement Warrants will be worthless.

The Sponsor and the Company’s executive officers and directors agreed, subject to limited exceptions, not to transfer, assign or sell any of their Private Placement Warrants until thirty (30) days after the completion of the initial Business Combination.

NOTE 5 — RELATED PARTIES

Founder Shares

During the period ended December 31, 2020, the Sponsor purchased 5,750,000 of the Class B Common Stock (the “Founder Shares”) for an aggregate purchase price of $25,000. On February 24, 2021, the Sponsor transferred 25,000 Founder Shares to each of the Company’s director nominees, resulting in the Sponsor holding 5,675,000 Founder Shares. On March 10, 2021, the Sponsor forfeited 718,750 Founder Shares to the Company for no consideration, resulting in the Sponsor holding 4,956,250 Founder Shares. The Founder Shares included an aggregate of up to 656,250 Founder Shares subject to forfeiture to the extent that the underwriters’ over-allotment was not exercised in full or in part, so that the number of the Founder Shares will equal, on an as-converted basis, approximately twenty percent (20%) of the Company’s issued and outstanding common stock after the completion of the Initial  Public Offering. The underwriters chose not to exercise the over-allotment option, and 656,250 shares were forfeited.

The holders of the Founder Shares have agreed, subject to limited exceptions, not to transfer, assign or sell any of the Founder Shares until the earlier to occur of (A) one (1) year after the completion of a Business Combination and (B) subsequent to  the completion of a Business Combination, (x) if the last reported sale price of the Class A Common Stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock capitalizations, reorganizations, recapitalizations and the like) for any twenty (20) trading days within any thirty (30)-trading day period commencing at least one-hundred-fifty (150) days after a Business Combination, or (y) the date on which the Company completes a liquidation, merger, capital stock exchange or other similar transaction that results in all of the Public Stockholders having the right to exchange their shares of the Class A Common Stock  for cash, securities or other property.

Promissory Note — Related Party

On December 30, 2020, the Sponsor issued an unsecured promissory note to the Company (the “Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $300,000. The Promissory Note was non-interest bearing and payable on the earlier of (i) June 30, 2021 or (ii) the consummation of the Initial Public Offering. During the three and six months ended June 30, 2021, the Company drew down $70,093 under the Promissory Note. As of June 30, 2021 and December 31, 2020, there were no amounts outstanding under the Promissory Note.

Administrative Services Agreement

Commencing on the date the Units are first listed on the New York Stock Exchange, the Company has agreed to pay the Sponsor a total of $20,000 per month for office space and administrative and support services. Upon completion of the Initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. During the three and six months ended June 30, 2021, the Company recorded $60,000 and $ 70,000, respectively, for services under the administrative services agreement.

Advances from Related Party

The Sponsor paid certain formation and operating costs on behalf of the Company. These advances are due on demand and are non-interest bearing. During the period ended December 31, 2020, the related party paid $1,000 of formation costs on behalf of the Company.During the period ended June 30, 2021, the related party paid $10,152 of due diligence costs on behalf of the Company. As of June 30, 2021 and December 31, 2020, the amount due to the Sponsor was $10,152 and $1,000, respectively.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s executive officers and directors may, but are not obligated to, loan the Company funds as may be required (the“Working Capital Loans”). The Working Capital Loans would be evidenced by promissory notes. The notes may be repaid upon completion of a Business Combination, without interest or, at the lender’s discretion, up to $2,000,000 of the Working Capital Loans may be converted upon completion of a Business Combination into warrants at a price of $1.00 per warrant. Such warrants would be identical to the Private Placement Warrants. In the event that a Business Combination does not close, the Company may use a portion of the proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of June 30, 2021 and December 31, 2020, there were no amounts outstanding under the Working Capital Loans.

NOTE 6 — COMMITMENTS AND CONTINGENCIES

Registration Rights

The holders of the Founder Shares, the Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans (and any shares of the Class A Common Stock issuable upon the exercise of the Private Placement Warrants or warrants issued upon conversion of the Working Capital Loans and upon conversion of the Founder Shares) will be entitled to registration rights pursuant to that certain  registration rights agreement, dated as of March 10, 2021 (the “Registration Rights Agreement”),requiring the Company to register such securities for resale (in the case of the Founder Shares, only after conversion to shares of the Class A Common Stock). The holders of these securities will be entitled to make up to three demands, excluding short form registration demands, that the Company register such securities. In addition, the holders of these securities have certain “piggy-back” registration rights with respect to registration statements filed subsequent to completion of a Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. However, the Registration Rights Agreement provides that the Company will not be required to effect or permit any registration or cause any registration statement to become effective until the securities covered thereby are released from their lock-up restrictions. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The Company granted the underwriters a forty-five (45)-day option from the date of the effectiveness of the Registration Statement to purchase up to 2,625,000 additional Units to cover over-allotments, if any, at the Initial Public Offering price less the underwriting discounts and commissions. The underwriters’ over-allotment option expired on April 24, 2021.

The underwriters were entitled to an underwriting fee payable in cash of $0.20 per Unit, or $3,500,000 in the aggregate, payable upon the closing of the Initial Public Offering. In addition, the underwriters were entitled to a deferred underwriting fee of $0.35 per Unit, or $6,125,000 in the aggregate. The deferred underwriting fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

NOTE 7 — STOCKHOLDERS’ EQUITY

Preferred Stock —The Company is authorized to issue 1,000,000 shares of preferred stock, par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2021 and December 31, 2020, there were no shares of preferred stock issued or outstanding.

Class A Common Stock —The Company is authorized to issue 200,000,000 shares of the Class A Common Stock, par value of $0.0001 per share. Holders of the Class A Common Stock are entitled to one vote for each share. As of June 30, 2021, there were 17,500,000 shares of the Class A Common Stock, including 15,401,809 shares of the Class A Common Stock subject to possible  redemption, that were classified as temporary equity in the accompanying balance sheet.

Class B Common Stock —The Company is authorized to issue 20,000,000 shares of the Class B Common Stock, par value of $0.0001 per share. Holders of the Class B Common Stock are entitled to one vote for each share. During the period ended December 31, 2020, the Sponsor purchased 5,750,000 of the Founder Shares for an aggregate purchase price of $25,000. On March 10, 2021, the Sponsor forfeited 718,750  Founder Shares to the Company for no consideration, resulting in 4,956,250 Founder Shares issued and outstanding, of which an aggregate of up to 656,250 Founder Shares were subject to forfeiture to the extent that the underwriters’ over-allotment option was not exercised in full or in part so that the number of the Founder Shares will equal twenty percent (20%) of the Company’s issued and outstanding common stock after the completion of the Initial Public Offering. On April 24, 2021, 656,250 Founder Shares were forfeited because the underwriters did not exercise the over-allotment option. As of June 30, 2021 and December 31, 2020, there were 4,375,000 and 5,031,250 shares of the Class B Common Stock issued and outstanding, respectively .

Only holders of the Class B Common Stock will have the right to vote on the election of directors prior to completion of the Business Combination. Holders of the Class A Common Stock and holders of the Class B Common Stock will vote together as a single class on all matters submitted to a vote of the Company’s stockholders except as otherwise required by law. In connection with the Company’s initial Business Combination, the Company may enter into a stockholders’ agreement or other arrangements with the stockholders of the target or other investors to provide for voting or other corporate governance arrangements that differ from those in effect upon completion of the Initial Public Offering.

The shares of the Class B Common Stock will automatically convert into the shares of the Class A Common Stock at the time of the completion of a Business Combination, or earlier at the option of the holder, on a one-for-one basis, subject to adjustment. In the case that additional shares of the Class A Common Stock, or equity-linked securities, are issued or deemed issued in excess of the amounts issued in the Initial Public Offering and related to the closing of a Business Combination, the ratio at which shares of the Class B Common Stock shall convert into shares of the Class A Common Stock will be adjusted (unless the holders of a majority of the then-outstanding shares of the Class B Common Stock agree to waive such adjustment with respect to any such issuance or deemed issuance) so that the number of shares of the Class A Common Stock issuable upon conversion of all shares of the Class B Common Stock will equal, in the aggregate, on an as-converted basis, twenty percent (20%) of the sum of the total number of all shares of common stock outstanding upon the completion of the Initial Public Offering plus all shares of the Class A Common Stock and equity-linked securities issued or deemed issued in connection with a Business Combination (net of the number of shares of the Class A Common Stock redeemed in connection with a Business Combination), excluding any shares or equity-linked securities issued or issuable to any seller of an interest in the target to us in a Business Combination.

NOTE 8 — WARRANTS

The Public Warrants may only be exercised for a whole number of shares. No fractional Warrants will be issued upon separation of the Units and only whole Warrants will trade. The Public Warrants will become exercisable on the later of (i) thirty (30) days after the completion of a Business Combination and (b) twelve (12) months from the closing of the Initial Public Offering. The Public Warrants will expire five (5) years after the completion of a Business Combination or earlier upon redemption or liquidation.

The Company will not be obligated to deliver any shares of the Class A Common Stock pursuant to the exercise of a Warrant and will have no obligation to settle such exercise unless a registration statement under the Securities Act covering the issuance of the shares of the Class A Common Stock issuable upon exercise of the Warrants is then effective and a current prospectus relating to those shares of the Class A Common Stock is available, subject to the Company satisfying its obligations with respect to registration, or a valid exemption from registration is available. No Warrant will be exercisable for cash or on a cashless basis, and the Company will not be obligated to issue any shares of the Class A Common Stock to holders seeking to exercise their Warrants, unless the issuance of the shares of the Class A Common Stock upon such exercise is registered or qualified under the securities laws of the state of residence of the exercising holder or an exemption from registration is available.

The Company has agreed that as soon as practicable, but in no event later than twenty (20) business days after the closing of a Business Combination, the Company will use its commercially reasonable efforts to file, and within 60 business days following a Business Combination to have declared effective, a registration statement covering the issuance of the shares of the Class A Common Stock issuable upon exercise of the Warrants and to maintain a current prospectus relating to those shares of the Class A Common Stock until the Warrants expire or are redeemed. Notwithstanding the above, if the Class A Common Stock is at the time of any exercise of a Warrant not listed on a national securities exchange such that it satisfies the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of the Warrants who exercise their Warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elects, the Company will not be required to file or maintain in effect a registration statement, but will use its commercially reasonable efforts to register or qualify the shares of the Class A Common Stock under applicable blue sky laws to the extent an exemption is not available.

Redemption of Public Warrants When the Price per Share of the Class A Common Stock Equals or Exceeds $18.00— Once the Public Warrants become exercisable, the Company may redeem the outstanding Public Warrants:

●	in whole and not in part;
●	at a price of $0.01 per Public Warrant;
●	upon a minimum of thirty (30) days’ prior written notice of redemption to each holder of the Public Warrants; and
●	if, and only if, the last reported sale price of the Class A Common Stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganization, recapitalizations and the like) for any ten (10) trading days within a twenty (20)-trading day period ending on the third (3rd) trading day prior to the date on which the Company sends the notice of redemption to holders of the Public Warrants.

If and when the Public Warrants become redeemable by the Company, the Company may exercise its redemption right even if it is unable to register or qualify the underlying securities for sale under all applicable state securities laws.

Redemption of Warrants When the Price per Share of the Class A Common Stock Equals or Exceeds $10.00—Once the Warrants become exercisable, the Company may redeem the outstanding Warrants:

●	in whole and not in part;
●	at a price of $0.10 per Warrant provided that holders will be able to exercise their Warrants on cashless basis prior to redemption and receive that number of shares of the Class A Common Stock based on the redemption date and the fair market value of the Class A Common Stock;
●	upon a minimum of thirty (30) days’ prior written notice of redemption to each holder of the Warrants;
●	if, and only if, the last reported sale price of the Class A common stock equals or exceeds $10.00 per share (as adjusted for stock splits, stock dividends, reorganization, recapitalizations and the like) for any ten (10) trading days within a twenty (20)-trading day period ending on the third (3rd) trading day prior to the date on which the Company sends the notice of redemption to the holders of the Warrants; and
●	if, and only if, the Private Placement Warrants are also concurrently exchanged at the same price (equal to a number of shares of the Class A Common Stock) as the outstanding Public Warrants, as described above.

If the Company calls the Public Warrants for redemption, as described above, its management will have the option to require any holder that wishes to exercise the Public Warrants to do so on a “cashless basis,” as described in the warrant agreement. The exercise price and number of shares of the Class A Common Stock issuable upon exercise of the Public Warrants may be adjusted in certain circumstances including in the event of a stock dividend, extraordinary dividend or recapitalization, reorganization, merger or consolidation. However, except as described below, the Public Warrants will not be adjusted for issuances of the Class A Common Stock at a price below its exercise price. Additionally, in no event will the Company be required to net cash settle the Public Warrants. If the Company is unable to complete a Business Combination within the Combination Period and the Company liquidates the funds held in the Trust Account, holders of the Public Warrants will not receive any of such funds with respect to their Public Warrants, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with respect to the Public Warrants. Accordingly, the Public Warrants may expire worthless.

The Private Placement Warrants will be identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Private Placement Warrants and the Class A Common Stock issuable upon the exercise of the Private Placement Warrants will not be transferable, assignable or saleable until thirty (30) days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants will be exercisable on a cashless basis and be non-redeemable, except as described above, so long as they are held by the initial purchasers or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

The Company accounts for the 16,000,000 Warrants issued in connection with the completion of the Initial Public Offering (including 8,750,000 Public Warrants and 7,250,000 Private Placement Warrants) in accordance with the guidance contained in ASC 815-40. Such guidance provides that, because the Warrants do not meet the criteria for equity treatment thereunder, each Warrant must be recorded as a liability. Upon issuance of the derivative Warrants, the Company recorded a liability of $14,720,000 on the balance sheet. The proceeds received from the Private Placement of the Private Placement Warrants exceeded the fair value of the Private Placement Warrants, and the Company recorded $580,000 in additional paid-in capital.

The accounting treatment of derivative financial instruments requires that the Company record a derivative liability upon the closing of the Initial Public Offering. Accordingly, the Company will classify each Warrant as a liability at its fair value, and the Warrants will be allocated a portion of the proceeds from the issuance of the Units equal to their fair value determined by the Monte Carlo simulation. This liability is subject to re-measurement at each balance sheet date. With each such re-measurement, the warrant liability will be adjusted to fair value, with the change in fair value recognized in the Company’s statement of operations. The Company will reassess the classification at each balance sheet date. If the classification changes as a result of events during the period, the Warrants will be reclassified as of the date of the event that causes the reclassification.

The table below provides a summary of the changes in fair value, including net transfers in and/or out, of all financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three and six months ended June 30, 2021:

Fair Value
Measurement
Using Level 3
Inputs
Total
Balance, March 31, 2021	$14,385,000
Transfer to Class 1	(7,787,500)
Change in fair value of derivative liabilities	(1,450,000)
Balance, June 30, 2021	$5,147,500

Fair Value
Measurement
Using Level 3
Inputs
Total
Balance, January 1, 2021	$—
Derivative liabilities recorded on issuance of derivative Warrants	14,720,000
Transfer to Class 1	(7,787,500)
Change in fair value of derivative liabilities	(1,785,000)
Balance, June 30, 2021	$5,147,500

During the six months ended June 30, 2021, the fair value of the derivative feature of the Warrants was calculated using the following range of weighted average assumptions:

	March 15, 2021		March 31, 2021		June 30, 2021
Risk-free interest rate	0.9 - 1.01%		0.9 - 1.01%		0.9 - 1.01%
Expected life of grants	5.0	years	5.0	years	5.0	years
Expected volatility of underlying stock	18.0%		18.0%		11.6%
Dividends	0%		0%		0%
Probability of Business Combination	90%		90%		90%

As of June 30, 2021 and December 31, 2020, the derivative liability was $11,272,500 and $0, respectively. In addition, for the three and six months ended June 30, 2021, the Company recorded $3,112,500 and $3,447,500 as a gain on the change in fair value of the derivative Warrants in the condensed statement of operations.

NOTE 9 —  FAIR VALUE MEASUREMENTS

The Company follows the guidance in ASC 820 for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period and non-financial assets and liabilities that are re-measured and reported at fair value at least annually.

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

The following table presents information about the Company’s assets and liabilities that are measured at fair value at June 30, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	June 30, 2021
Assets:
Marketable securities held in the Trust Account	1	$176,758,134

Liabilities:
Warrant Liability – Private Placement Warrants	3	$5,147,500
Warrant Liability – Public Warrants	1	$6,125,000

The Public Warrants and the Private Placement Warrants were accounted for as liabilities in accordance with ASC 815-40 and are presented within liabilities in the condensed balance sheets. The Warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of Warrant liabilities in the condensed statement of operations.

Upon consummation of the Initial Public Offering, the Company used a Monte Carlo simulation model to value the Public Warrants and a modified Black-Scholes model to value the Private Placement Warrants. The Company allocated the proceeds received from (i) the sale of Units (which is inclusive of one share of the Class A Common Stock and one-half of one Public Warrant), (ii) the sale of the Private Placement Warrants and (iii) the issuance of the Class B Common Stock, first to the Warrants based on their fair values as determined at initial measurement, with the remaining proceeds allocated to the Class A Common Stock subject to possible redemption (temporary equity), the Class A Common Stock (permanent equity) and the Class B Common Stock (permanent equity) based on their relative fair values at the initial measurement date. At the initial measurement date, the Warrants were classified within Level 3 of the fair value hierarchy at the measurement dates due to the use of unobservable inputs.

As of June 30, 2021, the Public Warrants were valued using the publicly available price for the Warrant and are classified as Level 1 on the Fair Value Hierarchy. As of June 30, 2021, the Company used a modified Black-Scholes model to value the Private Placement Warrants. The Company relied upon the implied volatility of the Public Warrants and the implied volatilities of comparable companies and the closing price as of June 30, 2021 per Public Warrant to estimate the volatility for the Private Placement Warrants. As of June 30, 2021, the Private Placement Warrants were classified within Level 3 of the Fair Value Hierarchy at the measurement dates due to the use of unobservable inputs.

NOTE 10 — SUBSEQUENT EVENTS

The Company’s management has evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

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

Overview

We are a blank check company originally incorporated in Delaware on December 16, 2020 for the purpose of effecting a merger, amalgamation, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. We intend to effectuate our initial Business Combination using cash from the proceeds of the Initial Public Offering and the Private Placement of the Private Placement Warrants and our capital stock, debt or a combination of the foregoing.

As of June 30, 2021, we held cash of $807,558, current liabilities of $134,320, derivative warrant liabilities of $11,272,500 and deferred underwriting fees of $6,125,000. Further, we expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a Business Combination will be successful.

Results of Operations

We have not generated any revenues to date, and we will not be generating any operating revenues until the closing and completion of our initial Business Combination. Our entire activity up to June 30, 2021 was related to our formation, the Initial Public Offering and, since the closing of the Initial Public Offering, a search for a Business Combination target. We have, and expect to continue to generate, non-operating income in the form of interest income on cash and cash equivalents held in the Trust Account. We expect to continue to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with the search for a Business Combination target.

For the three months ended June 30, 2021, we had a net income of $2,904,376, which consisted of $60,000 of administrative fees and $154,539 of general and administrative expenses, offset primarily by the change in fair value of the derivative warrant liabilities of $3,112,500 and investment income from the Trust Account of $6,415.

For the six months ended June 30, 2021, we had a net income of $2,701,810, which consisted of $70,000 of administrative fees and $195,799 of general and administrative expenses, offset primarily by the change in fair value of the derivative warrant liabilities of $3,447,500 and investment income from the Trust Account of $8,134. In addition, we recorded offering costs allocated to the Public Warrants and the Private Placement Warrants totaling $488,025.

Liquidity and Capital Resources

Until the consummation of the Initial Public Offering, our only source of liquidity was an initial sale of the Founder Shares to the Sponsor.

On March 15, 2021, we consummated the Initial Public Offering of 17,500,000 Units, which did not include the exercise by the underwriters of their over-allotment option to purchase up to 2,625,000 additional Units. Each Unit consists of one share of the Class A Common Stock and one-half of one redeemable Warrant, with each whole Warrant entitling the holder thereof to purchase one share of the Class A Common Stock at a price of $11.50 per share, subject to adjustment. The Units were sold at a price of $10.00 per unit, generating gross proceeds of $175,000,000 to us. BMO Capital Markets Corp. acted as the sole book-running manager for the Initial Public Offering. The securities sold in the Initial Public Offering were registered under the Securities Act on the Registration Statement. The SEC declared the Registration Statement effective on March 10, 2021.

Concurrently with the consummation of the Initial Public Offering, we consummated the Private Placement of an aggregate of 7,250,000 Private Placement Warrants to the Sponsor at a price of $1.00 per Private Placement Warrant, generating gross proceeds of $7,250,000 to us. The Private Placement Warrants are identical to the Public Warrants included as part of the Units sold in the Initial Public Offering, except that the Private Placement Warrants, so long as they are held by the Sponsor or its permitted transferees, (i) are not redeemable by us, subject to certain limited exceptions set forth in the Registration Statement, (ii) may not (including the Class A Common Stock issuable upon the exercise of the Private Placement Warrants) be transferred, assigned or sold until thirty (30) days after the completion of the initial Business Combination, subject to certain limited exceptions set forth in the Registration Statement, (iii) may be exercised on a cashless basis and (iv) are entitled to registration rights. No underwriting discounts or commissions were paid with respect to the Private Placement of the Private Placement Warrants to the Sponsor. The issuance and sale of the Private Placement Warrants was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

We presently have no operating revenue. Our net income was $2,904,376 and $2,701,810 for the three and six months ended June 30, 2021, respectively, and consisted primarily of administrative fees, professional fees and costs related to our search for a Business Combination target, offset primarily by the change in fair value of the Warrant liabilities. Through June 30, 2021, our liquidity needs were satisfied through receipt of approximately $807,558 held outside of the Trust Account from the sale of the Private Placement Warrants upon the closing of the Initial Public Offering. In the future, a portion of interest income on the funds held in the Trust Account may be released to us to pay tax obligations.

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s executive officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). The Working Capital Loans would be evidenced by promissory notes. The notes may be repaid upon completion of a Business Combination, without interest or, at the lender’s discretion, up to $2,000,000 of the Working Capital Loans may be converted upon completion of a Business Combination into warrants at a price of $1.00 per warrant. Such warrants would be identical to the Private Placement Warrants. In the event that a Business Combination does not close, the Company may use a portion of the proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of June 30, 2021 and December 31, 2020, there were no amounts outstanding under the Working Capital Loans.

We may also need to obtain additional financing either to complete an initial Business Combination or because we become obligated to redeem a significant number of shares of the Class A Common Stock upon completion of the Business Combination, in which case we may issue additional capital stock, debt or a combination of the foregoing in connection with the initial Business Combination.

Liquidity and Management’s Plan

In connection with our assessment of going concern considerations in accordance with ASU 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” our management believes that the funds which we have available following the completion of the Initial Public Offering will enable us to sustain operations for a period of at least one (1) year from the issuance date of these financial statements. Accordingly, substantial doubt about our ability to continue as a going concern as disclosed in previously issued financial statements has been alleviated.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with US GAAP requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the condensed financial statements and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following as our critical accounting policies:

Class A Common Stock Subject to Possible Redemption

We account for our common stock subject to possible redemption in accordance with the guidance enumerated in ASC 480, “Distinguishing Liabilities from Equity.”  Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable shares of common stock (including shares of common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the issuer’s control) are classified as temporary equity. At all other times, shares of common stock are classified as stockholders’ equity. The Class A Common Stock features certain redemption rights that are considered by us to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, as of June 30, 2021, the shares of the Class A Common Stock subject to possible redemption in the amount of $155,558,271 are presented as temporary equity, outside of the stockholders’ equity section of our balance sheets.

Net Income per Common Share

Net income per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period, excluding shares of common stock subject to forfeiture. The Company has not considered the effect of the Public Warrants sold in the Initial Public Offering and the Private Placement Warrants sold in the Private Placement to purchase an aggregate of 16,000,000 shares of the Class A Common Stock in the calculation of diluted loss per share, since the inclusion of such Warrants would be anti-dilutive.

The Company’s condensed statements of operations include a presentation of net income per share for common stock subject to possible redemption in a manner similar to the two-class method of net income per share. Net income per common share, basic and diluted, for common stock subject to possible redemption is calculated by dividing the proportionate share of income or loss on marketable securities held in the Trust Account, net of applicable franchise and income taxes, by the weighted average number of shares of common stock subject to possible redemption outstanding since original issuance.

Net income per share, basic and diluted, for non-redeemable common stock is calculated by dividing the net income, adjusted for income or loss on marketable securities attributable to common stock subject to possible redemption, by the weighted average number of non-redeemable common stock outstanding for the period.

Non-redeemable common stock includes the Founder Shares and non-redeemable shares of common stock as these shares do not have any redemption features. Non-redeemable common stock participates in the income or loss on marketable securities based on non-redeemable shares’ proportionate interest.

Fair Value Measurements

Fair value is defined as the price that would be received for sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. US GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

●	Level 1—defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;
●	Level 2—defined as inputs other than quoted prices in active markets that are either directly or indirectly observable, such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and
●	Level 3—defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

Derivative Financial Instruments

We evaluate our financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging.” For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within twelve (12) months of the balance sheet date.

The accounting treatment of derivative financial instruments requires that we record a derivative liability upon the closing of the Initial Public Offering. Accordingly, we classified each Warrant as a liability at its fair value and the Warrants were allocated a portion of the proceeds from the issuance of the Units equal to their fair value determined by the Monte Carlo simulation. This liability is subject to re-measurement at each balance sheet date. With each such re-measurement, the Warrant liability will be adjusted to fair value, with the change in fair value recognized in our statements of operations. We will reassess the classification at each balance sheet date. If the classification changes as a result of events during the period, the Warrants will be reclassified as of the date of the event that causes the reclassification.

Recent Accounting Standards

In August 2020, the FASB issued the ASU No. 2020-06, “Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplifies accounting for convertible instruments by removing major separation models required under current US GAAP. The ASU 2020-06 also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception and it also simplifies the diluted earnings per share calculation in certain areas. We early adopted the ASU 2020-06 on January 1, 2021. Adoption of the ASU 2020-06 did not impact our financial condition, results of operations or cash flows.

Our management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our financial statements.

JOBS Act

The JOBS Act contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We qualify as an “emerging growth company” and under the JOBS Act are allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We elected to delay the adoption of new or revised accounting standards and, as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As a result, our financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

Additionally, we are in the process of evaluating the benefits of relying on the other reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if, as an “emerging growth company,” we choose to rely on such exemptions we may not be required to, among other things, (i) provide an independent registered public accounting firm’s attestation report on our system of internal controls over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, as amended, (iii) comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the independent registered public accounting firm’s report providing additional information about the audit and the financial statements (auditor discussion and analysis), and (iv) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of our Chief Executive Officer’s compensation to median employee compensation. These exemptions are applicable to us for a period of five (5) years from the date of completion the Initial Public Offering or until we are no longer an “emerging growth company,” whichever is earlier.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of June 30, 2021 and December 31, 2020.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an administrative services agreement to pay monthly recurring expenses of up to $20,000 for office space and administrative and support services to our Sponsor. The administrative services agreement terminates upon the earlier of the completion of a Business Combination or our liquidation.

The underwriters are entitled to deferred underwriting fees of $6,125,000. The deferred underwriting fees will become payable to the underwriters from the amounts held in the Trust Account solely in the event that we complete an initial Business Combination, subject to the terms of the underwriting agreement. The underwriters are not entitled to any interest accrued on the deferred underwriting fees.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As of June 30, 2021, we were not subject to any market or interest rate risk. The net proceeds from the Initial Public Offering, including amounts in the Trust Account, have been invested in U.S. government securities within the meaning of Section 2(a)(16) of the Investment Company Act, having a maturity of 185 days or less or in money market funds meeting the conditions of paragraphs (d)(1), (d)(2), (d)(3) and (d)(4) of Rule 2a-7 promulgated under the Investment Company Act, which invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk. We have not engaged in any hedging activities since our inception and do not expect to engage in any hedging activities with respect to the market risk to which we may be exposed.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e)

promulgated under the Exchange Act. Based on this evaluation, the Company’s principal executive officer and principal financial officer have concluded that, solely due to the events that led to the Company’s restatement of its March 15, 2021 audited balance sheet (the “Restatement”) to reclassify the Company’s derivative instruments as liabilities, a material weakness existed and the Company’s disclosure controls and procedures were not effective.

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

Changes in Internal Control over Financial Reporting

Except as described below, there was no change in the Company’s internal control over financial reporting that occurred during the three and six months ended June 30, 2021 covered by this Quarterly Report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. In light of the material weakness identified and the related Restatement described above, we plan to enhance our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Factors that could cause the Company’s actual business, financial condition and/or results of operations to differ materially from those in this Quarterly Report are any of the risks factors described in the Registration Statement and the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2021 filed with the SEC on May 24, 2021 (the “Q1 Quarterly Report”). Any of these risk factors could result in a significant or material adverse effect on the Company’s business, financial condition and/or results of operations. Additional risk factors not presently known to the Company or that the Company currently deems immaterial may also impair the Company’s business, financial condition and/or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of equity securities during the three months ended June 30, 2021. Unregistered sales of equity securities and use of proceeds during the three months ended March 31, 2021 are set forth in the Q1 Quarterly Report.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

No.	Description of Exhibit
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File - The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
*	Filed herewith.
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

G&P ACQUISITION CORP.

Date: August 10, 2021	By:	/s/ Brendan T. O’Donnell
		Name:	Brendan T. O’Donnell
		Title:	Chief Executive Officer (Principal Executive Officer)

Date: August 10, 2021	By:	/s/ Joseph Marnikovic
		Name:	Joseph Marnikovic
		Title:	Chief Financial Officer and Treasurer (Principal Financial Officer)