Form 10-Q
period 2021-09-30
G&P Acquisition Corp.
filed 2021-11-15
CIK 1839121

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒   No ☐

As of November 15, 2021, 17,500,000 shares of the Class A common stock, par value $0.0001 per share (the “Class A Common Stock”), and 4,375,000 shares of the Class B common stock, par value $0.0001 per share (the “Class B Common Stock”), were issued and outstanding.

G&P ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2021

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

G&P ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2021	2020
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$610,224	$25,000
Prepaid expenses	307,700	—
Deferred offering costs	—	65,000
Total current assets	917,924	90,000

Investments held in the Trust Account	176,760,409	—
Long-term prepaid assets	137,500	—
Total assets	$177,815,833	$90,000

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable and accrued expenses	$180,448	$—
Accrued offering costs	—	65,000
Advances from related party	—	1,000
Total current liabilities	180,448	66,000

Deferred underwriting compensation	6,125,000	—
Warrant liability – Private Placement Warrants	3,987,500	—
Warrant liability – Public Warrants	4,725,000	—
Total liabilities	15,017,948	66,000

Commitments and contingencies (Note 7):
Class A Common Stock subject to possible redemption (17,500,000 and 0 shares at approximately $10.10 per share as of September 30, 2021 and December 31, 2020, respectively)	176,750,000	—

Stockholders’ (deficit) equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A Common Stock, $0.0001 par value, 200,000,000 shares authorized, 0 shares issued and outstanding of September 30, 2021 and December 31, 2020, respectively (excluding 17,500,000 shares of Class A Common Stock subject to possible redemption)	—	—
Class B Common Stock, $0.0001 par value, 20,000,000 shares authorized, 4,375,000 and 5,031,250 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively(1)	437	503
Additional paid-in capital	—	24,497
Accumulated deficit	(13,952,552)	(1,000)
Total stockholders’ (deficit) equity	(13,952,115)	24,000
Total liabilities and stockholders’ (deficit) equity	$177,815,833	$90,000
(1)

As of December 31, 2020, includes up to 656,250 shares of Class B Common Stock subject to forfeiture if the over-allotment is not exercised in full or in part by the underwriters in the Initial Public Offering. These shares were forfeited in April 2021 when the over-allotment option expired (see Note 6).

See accompanying notes to the condensed financial statements.

G&P ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three	For the Nine
	Months Ended	Months Ended
	September 30, 2021	September 30, 2021

REVENUE	$—	$—

EXPENSES
Administrative fee - related party	60,000	130,000
General and administrative	262,662	458,461
TOTAL EXPENSES	322,662	588,461

OTHER INCOME (EXPENSES)
Investment income from the Trust Account	2,275	10,409
Warrant offering expenses	—	(488,025)
Change in fair value of derivative warrant liabilities	2,560,000	6,007,500
TOTAL OTHER INCOME	2,562,275	5,529,884

INCOME BEFORE INCOME TAX PROVISION	2,239,613	4,941,423

Income tax provision	—	—

Income attributable to common stock	$2,239,613	$4,941,423

Basic and diluted weighted average shares outstanding, redeemable shares of Class A Common Stock	17,500,000	12,756,410
Basic and diluted net income per share of redeemable Class A Common Stock	$0.10	$0.31

Weighted average number of shares of non-redeemable common stock outstanding, basic and diluted	4,375,000	4,375,000
Basic and diluted net income per share of non-redeemable common stock	$0.10	$0.23

See accompanying notes to the condensed financial statements.

G&P ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021

(UNAUDITED) (RESTATED)

	Class B		Additional
	Common Stock(1)		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance as of January 1, 2021	5,031,250	$503	$24,497	$(1,000)	$24,000

Excess of proceeds received over fair value of warrant liabilities – Private Placement Warrants	—	—	580,000	—	580,000

Measurement adjustment of Class A Common Stock to redemption value	—	—	(604,497)	(18,893,041)	(19,497,538)

Net loss	—	—	—	(202,566)	(202,566)
Balance as of March 31, 2021 (restated – see Note 2)	5,031,250	$503	$—	$(19,096,607)	$(19,096,104)

Forfeiture of Class B Common Stock	(656,250)	(66)	—	66	—

Net income	—	—	—	2,904,376	2,904,376
Balance as of June 30, 2021 (restated – see Note 2)	4,375,000	437	—	(16,192,165)	(16,191,728)

Net income	—	—	—	2,239,613	2,239,613
Balance as of September 30, 2021	4,375,000	$437	$—	$(13,952,552)	$(13,952,115)
(1)

As of March 31, 2021, includes up to 656,250 shares of Class B Common Stock subject to forfeiture if the over-allotment is not exercised in full or in part by the underwriters in the Initial Public Offering. These shares were forfeited in April 2021 when the over-allotment option expired (see Note 6).

See accompanying notes to the condensed financial statements.

G&P ACQUISITION CORP.

CONDENSED STATEMENT OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2021

(UNAUDITED)

Cash Flows From Operating Activities:
Net income	$4,941,423
Adjustments to reconcile net income to net cash used in operating activities:
Investment income earned on treasury securities held in the Trust Account	(10,409)
Costs associated with warrant liabilities	488,025
Gain on change in fair value of derivative liabilities	(6,007,500)
Changes in operating assets and liabilities:
Prepaid expenses	(445,200)
Accounts payable and accrued expenses	190,600
Net Cash Used In Operating Activities	(843,061)

Cash Flows From Investing Activities:
Cash deposited into the Trust Account	(176,750,000)
Net Cash Used In Investing Activities	(176,750,000)

Cash Flows From Financing Activities:
Sale of Units in the Initial Public Offering, net of underwriting discount	171,500,000
Sale of Private Placement Warrants to the Sponsor	7,250,000
Proceeds from the Sponsor promissory note	70,093
Repayment of the Sponsor promissory note	(81,245)
Payment of offering costs	(560,563)
Net Cash Provided By Financing Activities	178,178,285

Net change in cash and cash equivalents	585,224

Cash and cash equivalents at beginning of period	25,000

Cash and cash equivalents at end of period	$610,224

Supplemental disclosure of non-cash financing activities:

Deferred underwriting compensation charged to additional paid-in capital in connection with the Initial Public Offering	$6,125,000
Expenses paid by related parties on behalf of the Company	$10,152
Class A Common Stock measurement adjustment	$19,497,538

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

As of September 30, 2021, the Company had not commenced any operations. All activity for the period from December 16, 2020 (inception) through September 30, 2021 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”), which is described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31st as its fiscal year end.

The registration statement for the Initial Public Offering was declared effective on March 10, 2021. On March 15, 2021, the Company consummated the Initial Public Offering of 17,500,000 units (the “Units” and, with respect to the Class A Common Stock and the warrants included in the Units, the “Public Shares” and the “Public Warrants,” respectively), generating gross proceeds of $175,000,000, which is described in Note 4.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the private sale (the “Private Placement”) of an aggregate of 7,250,000 warrants (the “Private Placement Warrants” and, together with the Public Warrants, the “Warrants”) to G&P Sponsor, LLC (the “Sponsor”) at a purchase price of $1.00 per Private Placement Warrant, generating gross proceeds to the Company in the amount of $7,250,000.

As of September 30, 2021, transaction costs amounted to $10,185,563, consisting of $3,500,000 of underwriting fees, $6,125,000 of deferred underwriting fees payable (which are held in a trust account with Continental Stock Transfer & Trust Company acting as trustee (the “Trust Account”)) and $560,563 of other costs associated with the Initial Public Offering. Of these costs, $488,025 were allocated to the Public Warrants and the Private Placement Warrants and were included in the statements of operations as a component of other income (expense). Cash in the amount of $610,224 was held outside of the Trust Account as of September 30, 2021 and was available for working capital purposes. As described in Note 7, $6,125,000 of deferred underwriting fees is contingent upon the consummation of a Business Combination by November 15, 2022 (or March 15, 2023 if the Company has executed a letter of intent, agreement in principle or definitive agreement for an initial Business Combination within twenty (20) months from the closing of the Initial Public Offering) (the “Combination Period”).

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

The Company’s management has broad discretion with respect to the specific application of the net proceeds held outside of the Trust Account, although substantially all of the net proceeds from the Initial Public Offering and the sale of the Private Placement Warrants held in the Trust Account are intended to be applied generally toward consummating a Business Combination. There is no assurance that the Company will be able to complete a Business Combination successfully. The Company must complete one or more initial Business Combinations with one or more operating businesses or assets with a fair market value equal to at least 80% of the net assets held in the Trust Account (excluding the deferred underwriting fees and taxes payable on the interest earned on the Trust Account). The Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target business sufficient for it not to be required to register as an investment company under the Investment Company Act.

The Company will provide the holders of the outstanding Public Shares (the “Public Stockholders”) with the opportunity to redeem all or a portion of their Public Shares either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer in connection with the Business Combination. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company. The Public Stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then on deposit in the Trust Account (initially anticipated to be $10.10 per Public Share, plus any pro rata interest then on deposit in the Trust Account, net of taxes payable). There will be no redemption rights upon the completion of a Business Combination with respect to the Public Warrants. The Public Shares subject to redemption will be recorded at a redemption value and classified as temporary equity upon the completion of the Initial Public Offering in accordance with the Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity.”

The Company will not redeem Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001 (so that it does not then become subject to the U.S. Securities and Exchange Commission’s (the “SEC”) “penny stock” rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to the Business Combination. If the Company seeks stockholder approval of a Business Combination, the Company will proceed with a Business Combination if a majority of the outstanding shares voted are voted in favor of the Business Combination, or such other vote as required by law or stock exchange rule. If a stockholder vote is not required by applicable law or stock exchange listing requirements and the Company does not decide to hold a stockholder vote for business or other reasons, the Company will, pursuant to its second amended and restated certificate of incorporation (the “Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the SEC and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by applicable law or stock exchange listing requirements or the Company decides to obtain stockholder approval for business or other reasons, the Company will offer to redeem Public Shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks stockholder approval in connection with a Business Combination, the Sponsor has agreed to vote its Founder Shares (as defined in Note 6) and any Public Shares acquired during or after the Initial Public Offering in favor of approving a Business Combination. Additionally, Public Stockholders may elect to redeem their Public Shares without voting and, if they do vote, irrespective of whether they vote for or against the proposed Business Combination.

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

The Sponsor and the Company’s executive officers and directors have agreed to waive their liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the Sponsor acquires Public Shares during or after the Initial Public Offering, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination within the Combination Period. The underwriters of the Initial Public Offering have agreed to waive their rights to their deferred underwriting fees (see Note 7) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, the amount of such deferred underwriting fees will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the funds on deposit in the Trust Account remaining available for distribution will be less than the price per Unit of $10.00 in the Initial Public Offering.

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

Liquidity and Management’s Plan

As of September 30, 2021, the Company had sufficient liquidity to meet its future obligations. As of September 30, 2021, the Company had working capital of approximately $737,000 and cash of approximately $610,000. For the nine months ended September 30, 2021, the Company used cash in operations of approximately $840,000.

In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standard Update (“ASU”) No. 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management believes that the funds outside the Trust Account, as well as access to funds pursuant to a commitment letter from the Sponsor, will enable the Company to sustain operations for a period of at least one (1) year from the issuance date of these condensed financial statements. Accordingly, management has since reevaluated the Company’s liquidity and financial condition and determined that, following the completion of the Initial Public Offering and the availability of funds pursuant to a commitment letter from the Sponsor, sufficient capital exists to sustain operations during the Combination Period and therefore substantial doubt has been alleviated.

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

NOTE 2 — RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

In connection with the preparation of the Company’s financial statements as of and for the three and nine months ended September 30, 2021, the Company’s management identified errors made in its historical financial statements where the Company improperly classified a portion of the shares of the Class A Common Stock subject to possible redemption.The Company’s management re-evaluated the Company’s application of Accounting Standards Codification Topic 480, “Distinguishing Liabilities from Equity” (“ASC 480”) to its accounting classification of the redeemable shares of Class A Common Stock issued as part of the units sold in the Initial Public Offering. The Company had previously classified a portion of the Public Shares in permanent equity because, although the Company did not specify a maximum redemption threshold, the Company’s second amended and restated certificate of incorporation provides that the Company will not redeem the Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001. Based on such re-evaluation, the Company’s management determined that, in accordance with the ASC 480, redemption provisions not solely within the control of the Company would require common stock subject to redemption to be classified outside of permanent equity and therefore all of the Public Shares subject to redemption should be classified outside of permanent equity. The Company had previously classified 2,415,136, 2,385,753 and 2,098,191 shares of the Class A Common Stock in permanent equity as of March 15, 2021, March 31, 2021 and June 30, 2021, respectively.

The following tables summarize the effect of the restatement on each of the line items in the financial statements as of the dates, and for the periods, indicated:

	As previously
	reported	Adjustments	As restated
Balance sheet March 15, 2021 (restated)
Temporary equity	$152,357,126	$24,392,874	$176,750,000
Stockholders’ equity (deficit)
Class A Common Stock	$242	$(242)	$—
Class B Common Stock	$503	$—	$503
Additional paid-in capital	$5,499,602	$(5,499,602)	$—
Accumulated deficit	$(500,345)	$(18,893,030)	$(19,393,375)
Total stockholders’ equity (deficit)	$5,000,002	$(24,392,874)	$(19,392,872)

	As previously
	reported	Adjustments	As restated
Balance sheet March 31, 2021 (restated)
Temporary equity	$152,653,895	$24,096,105	$176,750,000
Stockholders’ equity (deficit)
Class A Common Stock	$239	$(239)	$—
Class B Common Stock	$503	$—	$503
Additional paid-in capital	$5,202,825	$(5,202,825)	$—
Accumulated deficit	$(203,566)	$(18,893,041)	$(19,096,607)
Total stockholders’ equity (deficit)	$5,000,001	$(24,096,105)	$(19,096,104)

	As previously
Statement of Operations for the three months ended March 31, 2021 (restated)	reported	Adjustments	As restated
Basic and diluted weighted average shares outstanding, redeemable shares of Class A Common Stock	15,084,864	(11,973,753)	3,111,111
Basic and diluted net income (loss) per share of redeemable Class A Common Stock	$0.00	$(0.05)	$(0.05)
Weighted average number of shares of non-redeemable common stock outstanding, basic and diluted	4,375,000	—	4,375,000
Basic and diluted net loss per share of non-redeemable common stock	$(0.04)	$0.03	$(0.01)

	As previously
Stockholders’ equity (deficit) for the three months ended March 31, 2021	reported	Adjustments	As restated
Sale of Units in the Initial Public Offering, less fair value of the Public Warrants, net of offering costs	$157,252,462	$(157,252,462)	$—
Change in Class A Common Stock subject to possible redemption	$(152,653,895)	$152,653,895	$—
Measurement adjustment of Class A Common Stock to redemption value	$—	$(24,096,105)	$(24,096,105)

	As previously
	reported	Adjustments	As restated
June 30, 2021 Balance Sheet (Form 10-Q)
Temporary equity	155,558,271	21,191,729	176,750,000
Stockholders’ equity (deficit)
Class A Common Stock	210	(210)	—
Class B Common Stock	437	—	437
Additional paid-in capital	2,298,544	(2,298,544)	—
Retained earnings (accumulated deficit)	2,700,810	(18,892,975)	(16,192,165)
Total stockholders’ equity (deficit)	5,000,001	(21,191,729)	(16,191,728)

	As previously
Statement of Operations for the three months ended June 30, 2021	reported	Adjustments	As restated
Basic and diluted weighted average shares outstanding, redeemable shares of Class A Common Stock	15,114,247	2,385,753	17,500,000
Basic and diluted net income per share of redeemable Class A Common Stock	$—	$0.13	$0.13
Weighted average number of shares of non-redeemable common stock outstanding, basic and diluted	4,375,000	—	4,375,000
Basic and diluted net income per share of non-redeemable common stock	$0.13	$—	$0.13

	As previously
Statement of Operations for the six months ended June 30, 2021	reported	Adjustments	As restated
Basic and diluted weighted average shares outstanding, redeemable shares of Class A Common Stock	8,934,942	1,410,362	10,345,304
Basic and diluted net income per share of redeemable Class A Common Stock	$—	$0.21	$0.21
Weighted average number of shares of non-redeemable common stock outstanding, basic and diluted	4,375,000	—	4,375,000
Basic and diluted net income per share of non-redeemable common stock	$0.13	$(0.01)	$0.12

	As previously
Stockholders’ equity (deficit) for the three months ended June 30, 2021 (restated)	reported	Adjustments	As restated
Change in Class A Common Stock subject to possible redemption	$(2,904,376)	$2,904,376	$—

NOTE 3 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) and pursuant to the rules and regulations of the SEC.

Certain information and note disclosures normally included in the financial statements prepared in accordance with US GAAP have been condensed. As such, except as disclosed herein, the information included in these financial statements should be read in conjunction with the audited financial statements as of December 31, 2020 filed with the SEC on the Registration Statement on Form S-1 (File No. 333-253089) (the “Registration Statement”). In the opinion of the Company’s management, these condensed financial statements include all adjustments, which are only of a normal and recurring nature, necessary for a fair statement of the Company’s financial position as of September 30, 2021 and the Company’s results of operations and cash flows for the periods presented. The results of operations for the three and nine months ended September 30, 2021 are not necessarily indicative of the results to be expected for the full year ending December 31, 2021.

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

Investment Held in the Trust Account

As of September 30, 2021, the Company had $176.76 million in treasury securities held in the Trust Account.

Offering Costs Associated with the Initial Public Offering

The Company complies with the requirements of the Financial Accounting Standards Board (“FASB”) ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A, “Expenses of Offering.” Deferred offering costs were allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Upon completion of the Initial Public Offering, offering costs associated with warrant liabilities for the Public Warrants and the Private Placement Warrants have been expensed and presented as non-operating expenses in the condensed statement of operations and offering costs associated with the shares of Class A Common Stock were recorded to temporary equity. Offering costs of $560,563 consisted principally of costs incurred in connection with preparation for the Initial Public Offering. These offering costs, together with the underwriter fees of $9,625,000, were allocated between temporary equity and the Public Warrants using a relative fair value method upon completion of the Initial Public Offering.

Class A Common Stock Subject to Possible Redemption

The Company accounts for the shares of Class A Common Stock subject to possible redemption in accordance with the guidance in Topic 480, “Distinguishing Liabilities from Equity.” Shares of Class A Common Stock subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable shares of Class A Common Stock (including shares of Class A Common Stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, shares of Class A Common Stock are classified as stockholders’ equity. The shares of Class A Common Stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, as of September 30, 2021, shares of Class A Common Stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ equity section of the Company’s condensed balance sheets.
The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable shares of Class A Common Stock to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized a measurement adjustment from initial book value to redemption amount value. The change in the carrying value of redeemable shares of Class A Common Stock resulted in charges against additional paid-in capital and accumulated deficit.
At September 30, 2021, the shares of Class A Common Stock reflected in the condensed balance sheets is reconciled in the following table:

Gross proceeds	$176,750,000
Less:
Proceeds allocated to the Public Warrants	$(8,050,000)
Shares of Class A Common Stock issuance costs	$(9,117,527)
Plus:
Measurement adjustment of carrying value to redemption value	$17,167,527
Class A Common Stock subject to possible redemption	$176,750,000

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

ASC 740, “Income Taxes” prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2021 and December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company has been subject to income tax examinations by major taxing authorities since inception.

The provision for income taxes was deemed to be de minimis for the three and nine months ended September 30, 2021. The Company’s deferred tax assets were deemed to be de minimis as of September 30, 2021 and December 31, 2020.

Net Income per Share of Common Stock

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net income per share of common stock is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding for the period. The Company applies the two-class method in calculating earnings per share. The remeasurement adjustment associated with the redeemable shares of Class A Common Stock is excluded from earnings per share as the redemption value approximates fair value.

The calculation of diluted income per share of common stock does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering and (ii) the Private Placement. As of September 30, 2021 and December 31, 2020, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into shares of common stock and subsequently share in the earnings of the Company.

The following table reflects the calculation of basic and diluted net income per share of common stock.

	Three Months Ended		Nine Months Ended
	September 30, 2021		September 30, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net income per share of common stock
Numerator:
Allocation of net income, as adjusted	$1,791,690	$447,923	$3,953,138	$988,285
Denominator:
Basic and diluted weighted average shares outstanding	17,500,000	4,375,000	12,756,410	4,375,000
Basic and diluted net income per share of common stock	$0.10	$0.10	$0.31	$0.23

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. The Company has not experienced losses on the Trust Account.

Derivative Financial Instruments

The Company evaluates its financial instruments, including the Public Warrants and the Private Placement Warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging.” Under the guidance in ASC 815, the Public Warrants and the Private Placement Warrants do not meet the criteria for equity treatment and must be recorded as a liability at fair value as of the closing date of the Initial Public Offering (i.e., March 15, 2021) and re-valued at each reporting date in accordance with ASC 820, “Fair Value Measurement,” with changes in the fair value reported in the statements of operations. Derivative assets and liabilities are classified on the balance sheet as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within twelve (12) months of the balance sheet date. Upon consummation of the Initial Public Offering, the fair value of the Public Warrants and the Private Placement Warrants was estimated using the Monte Carlo simulation model and the modified Black-Scholes model, respectively. The valuation model utilizes inputs and other assumptions and may not be reflective of the price at which they can be settled. As of September 30,

2021, the Public Warrants were valued using the publicly available price for the Warrants and the Company used a modified Black-Scholes model to value the Private Placement Warrants. Such warrant classification is also subject to re-evaluation at each reporting period.

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

Recent Accounting Standards

In August 2020, the FASB issued ASU No. 2020-06, “Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current US GAAP. The ASU 2020-06 also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception and simplifies the diluted earnings per share calculation in certain areas. The Company early adopted the ASU 2020-06 on January 1, 2021. Adoption of the ASU 2020-06 did not impact the Company’s financial condition, results of operations or cash flows.

The Company’s management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

NOTE 4 — INITIAL PUBLIC OFFERING

Pursuant to the Initial Public Offering, the Company sold 17,500,000 Units at a purchase price of $10.00 per Unit generating gross proceeds to the Company in the amount of $175,000,000. Each Unit consists of one share of the Class A Common Stock and one-half of one redeemable Public Warrant of the Company, with each whole Public Warrant entitling the holder thereof to purchase one whole share of Class A Common Stock at a price of $11.50 per share, subject to adjustment.

NOTE 5 — PRIVATE PLACEMENT

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

NOTE 6 — RELATED PARTIES

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

The holders of the Founder Shares have agreed, subject to limited exceptions, not to transfer, assign or sell any of the Founder Shares until the earlier to occur of (i) one (1) year after the completion of a Business Combination and (ii) subsequent to the completion of a Business Combination, (x) if the last reported sale price of the shares of Class A Common Stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock capitalizations, reorganizations, recapitalizations and the like) for any twenty (20) trading days within any thirty (30)-trading day period commencing at least one-hundred-fifty (150) days after a Business Combination, or (y) the date on which the Company completes a liquidation, merger, capital stock exchange or other similar transaction that results in all of the Public Stockholders having the right to exchange their shares of the Class A Common Stock for cash, securities or other property.

Promissory Note — Related Party

On December 30, 2020, the Sponsor issued an unsecured promissory note to the Company (the “Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $300,000. The Promissory Note was non-interest bearing and payable on the earlier of (i) June 30, 2021 or (ii) the consummation of the Initial Public Offering. During the nine months ended September 30, 2021, the Company drew down $70,093 under the Promissory Note. As of September 30, 2021 and December 31, 2020, there were no amounts outstanding under the Promissory Note.

Administrative Services Agreement

Commencing on the date the Units are first listed on the New York Stock Exchange, the Company has agreed to pay the Sponsor a total of $20,000 per month for office space and administrative and support services. Upon completion of the Initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. During the three and nine months ended September 30, 2021, the Company recorded $60,000 and $ 130,000, respectively, for services under the administrative services agreement.

Advances from Related Party

The Sponsor paid certain formation and operating costs on behalf of the Company. These advances are due on demand and are non-interest bearing. During the period ended December 31, 2020, the related party paid $1,000 of formation costs on behalf of the Company.During the period ended September 30, 2021, the related party paid $10,152 of due diligence costs on behalf of the Company. As of September 30, 2021 and December 31, 2020, the amount due to the Sponsor was $0 and $1,000, respectively.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s executive officers and directors will loan the Company funds as may be required (the“Working Capital Loans”). The Working Capital Loans would be evidenced by promissory notes. The notes may be repaid upon completion of a Business Combination, without interest or, at the lender’s discretion, up to $2,000,000 of the Working Capital Loans may be converted upon completion of a Business Combination into warrants at a price of $1.00 per warrant. Such warrants would be identical to the Private

Placement Warrants. In the event that a Business Combination does not close, the Company may use a portion of the proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of September 30, 2021 and December 31, 2020, there were no amounts outstanding under the Working Capital Loans.

NOTE 7 — COMMITMENTS AND CONTINGENCIES

Registration Rights

The holders of the Founder Shares, the Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans (and any shares of the Class A Common Stock issuable upon the exercise of the Private Placement Warrants or warrants issued upon conversion of the Working Capital Loans and upon conversion of the Founder Shares) will be entitled to registration rights pursuant to that certain registration rights agreement, dated as of March 10, 2021 (the “Registration Rights Agreement”),requiring the Company to register such securities for resale (in the case of the Founder Shares, only after conversion into the shares of the Class A Common Stock). The holders of these securities will be entitled to make up to three demands, excluding short form registration demands, that the Company register such securities. In addition, the holders of these securities have certain “piggy-back” registration rights with respect to registration statements filed subsequent to completion of a Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. However, the Registration Rights Agreement provides that the Company will not be required to effect or permit any registration or cause any registration statement to become effective until the securities covered thereby are released from their lock-up restrictions. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

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

NOTE 8 — STOCKHOLDERS’ EQUITY

Preferred Stock —The Company is authorized to issue 1,000,000 shares of preferred stock, par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2021 and December 31, 2020, there were no shares of preferred stock issued or outstanding.

Class A Common Stock —The Company is authorized to issue 200,000,000 shares of the Class A Common Stock, par value of $0.0001 per share. Holders of the Class A Common Stock are entitled to one vote for each share. As of September 30, 2021, there were 17,500,000 shares of the Class A Common Stock that were classified as temporary equity in the accompanying balance sheet.

Class B Common Stock —The Company is authorized to issue 20,000,000 shares of the Class B Common Stock, par value of $0.0001 per share. Holders of the Class B Common Stock are entitled to one vote for each share. During the period ended December 31, 2020, the Sponsor purchased 5,750,000 of the Founder Shares for an aggregate purchase price of $25,000. On March 10, 2021, the Sponsor forfeited 718,750 Founder Shares to the Company for no consideration, resulting in 4,956,250 Founder Shares issued and outstanding, of which an aggregate of up to 656,250 Founder Shares were subject to forfeiture to the extent that the underwriters’ over-allotment option was not exercised in full or in part so that the number of the Founder Shares will equal twenty percent (20%) of the Company’s issued and outstanding common stock after the completion of the Initial Public Offering. On April 24, 2021, 656,250 Founder Shares were forfeited because the underwriters did not exercise the over-allotment option. As of September 30, 2021 and December 31, 2020, there were 4,375,000 and 5,031,250 shares of the Class B Common Stock issued and outstanding, respectively .

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

NOTE 9 — WARRANTS

The Warrants may only be exercised for a whole number of shares. No fractional Public Warrants will be issued upon separation of the Units, and only whole Public Warrants will trade. The Public Warrants will become exercisable on the later of (i) thirty (30) days after the completion of a Business Combination and (ii) twelve (12) months from the closing of the Initial Public Offering. The Public Warrants will expire five (5) years after the completion of a Business Combination or earlier upon redemption or liquidation.

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

Redemption of Warrants When the Price per Share of the Class A Common Stock Equals or Exceeds $10.00—Once the Warrants become exercisable, the Company may redeem the outstanding Warrants:

●	in whole and not in part;
●	at a price of $0.10 per Warrant provided that holders will be able to exercise their Warrants on cashless basis prior to redemption and receive that number of shares of the Class A Common Stock based on the redemption date and the fair market value of the Class A Common Stock;
●	at a price equal to a number of shares of Class A Common Stock to be determined by reference to the agreed table (i.e., “make-whole table”) set forth in the warrant agreement based on the redemption date and the “fair market value” of the Class A Common Stock;
●	upon a minimum of thirty (30) days’ prior written notice of redemption to each holder of the Warrants;
●	if, and only if, the last reported sale price of the Class A common stock equals or exceeds $10.00 per share (as adjusted for stock splits, stock dividends, reorganization, recapitalizations and the like) for any ten (10) trading days within a twenty (20)-trading day period ending on the third (3rd) trading day prior to the date on which the Company sends the notice of redemption to the holders of the Warrants; and
●	if, and only if, the Private Placement Warrants are also concurrently exchanged at the same price (equal to a number of shares of the Class A Common Stock) as the outstanding Public Warrants, as described above.

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

The Company accounts for the 16,000,000 warrants issued in connection with the completion of the Initial Public Offering (including 8,750,000 Public Warrants and 7,250,000 Private Placement Warrants) in accordance with the guidance contained in ASC 815-40. Such guidance provides that, because the Warrants do not meet the criteria for equity treatment thereunder, each Warrant must be recorded as a liability. The Private Placement Warrants do not meet the criteria for equity treatment under ASC 815-40 because the Private Warrants include a provision that provides for potential changes to the settlement amounts dependent upon the characteristics of the holder of the Private Placement Warrant and the holder of an instrument is not an input into the pricing of a fixed-for-fixed option on equity shares. The Public Warrants do not meet the criteria for equity treatment under ASC 815-40 because the Public Warrants include a tender provision that would entitle all of the Public Warrant holders to cash while less than all of the stockholders are entitled to cash. Upon issuance of the derivative Warrants, the Company recorded a liability of $14,720,000 on the balance sheet. The proceeds received from the Private Placement of the Private Placement Warrants exceeded the fair value of the Private Placement Warrants, and the Company recorded $580,000 in additional paid-in capital.

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

The table below provides a summary of the changes in fair value, including net transfers in and/or out, of all financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three and nine months ended September 30, 2021:

Fair Value
Measurement
Using Level 3
Inputs
Total
Balance, June 30, 2021	$5,147,500
Change in fair value of derivative liabilities	(1,160,000)
Balance, September 30, 2021	$3,987,500

Fair Value
Measurement
Using Level 3
Inputs
Total
Balance, January 1, 2021	$—
Derivative liabilities recorded on issuance of derivative Warrants	14,720,000
Transfer to Class 1	(7,787,500)
Change in fair value of derivative liabilities	(2,945,000)
Balance, September 30, 2021	$3,987,500

During the nine months ended September 30, 2021, the fair value of the derivative feature of the Warrants was calculated using the following range of weighted average assumptions:

	March 15, 2021		March 31, 2021		June 30, 2021		September 30, 2021
Risk-free interest rate	0.9 - 1.01%		0.9 - 1.01%		0.9 - 1.01%		0.9 - 1.20%
Expected life of grants	5.0	years	5.0	years	5.0	years	5.0	years
Expected volatility of underlying stock	18.0%		18.0%		11.6%		9.3%
Dividends	0%		0%		0%		0%
Probability of Business Combination	90%		90%		90%		90%

As of September 30, 2021 and December 31, 2020, the derivative liability was $8,712,500 and $0, respectively. In addition, for the three and nine months ended September 30, 2021, the Company recorded $2,560,000 and $6,007,500 as a gain on the change in fair value of the derivative Warrants in the condensed statement of operations.

NOTE 10 —  FAIR VALUE MEASUREMENTS

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

The fair value of the Company’s financial assets and liabilities reflects management’s estimate of amounts that the Company would have received in connection with the sale of the assets or paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the measurement date. In connection with measuring the fair value of its assets and liabilities, the Company seeks to maximize the use of observable inputs (market data obtained from independent sources) and to minimize the use of unobservable inputs (internal assumptions about how market participants would price assets and liabilities). The following fair value hierarchy is used to classify assets and liabilities based on the observable inputs and unobservable inputs used in order to value the assets and liabilities:

●	Level 1—quoted prices in active markets for identical assets or liabilities. An active market for an asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.
●	Level 2—observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.
●	Level 3—unobservable inputs based on our assessment of the assumptions that market participants would use in pricing the asset or liability.

The following table presents information about the Company’s assets and liabilities that are measured at fair value as of September 30, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	September 30, 2021
Assets:
Marketable securities held in the Trust Account	1	$176,760,409

Liabilities:
Warrant Liability – Private Placement Warrants	3	$3,987,500
Warrant Liability – Public Warrants	1	$4,725,000

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

Upon consummation of the Initial Public Offering, the Company used a Monte Carlo simulation model to value the Public Warrants and a modified Black-Scholes model to value the Private Placement Warrants. The Company allocated the proceeds received from (i) the sale of Units (which include one share of the Class A Common Stock and one-half of one Public Warrant), (ii) the sale of the Private Placement Warrants and (iii) the issuance of the Class B Common Stock, first to the Warrants based on their fair values as determined at initial measurement, with the remaining proceeds allocated to the Class A Common Stock subject to possible redemption (temporary equity), the Class A Common Stock (permanent equity) and the Class B Common Stock (permanent equity) based on their relative fair values at the initial measurement date. At the initial measurement date, the Warrants were classified within Level 3 of the fair value hierarchy at the measurement dates due to the use of unobservable inputs.

As of September 30, 2021, the Public Warrants were valued using the publicly available price for the Warrant and are classified as Level 1 on the Fair Value Hierarchy. As of September 30, 2021, the Company used a modified Black-Scholes model to value the Private Placement Warrants. The Company relied upon the implied volatility of the Public Warrants and the implied volatilities of comparable companies and the closing price as of September 30, 2021 per Public Warrant to estimate the volatility for the Private Placement Warrants. As of September 30, 2021, the Private Placement Warrants were classified within Level 3 of the Fair Value Hierarchy at the measurement dates due to the use of unobservable inputs.

NOTE 11 — SUBSEQUENT EVENTS

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

As of September 30, 2021, we held cash of $610,224, current liabilities of $180,448, derivative warrant liabilities of $8,712,500 and deferred underwriting fees of $6,125,000. Further, we expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a Business Combination will be successful.

Results of Operations

We have not generated any revenues to date, and we will not be generating any operating revenues until the closing and completion of our initial Business Combination. Our entire activity up to September 30, 2021 was related to our formation, the Initial Public Offering and, since the closing of the Initial Public Offering, a search for a Business Combination target. We have, and expect to continue to generate, non-operating income in the form of interest income on cash and cash equivalents held in the Trust Account. We expect to continue to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with the search for a Business Combination target.

For the three months ended September 30, 2021, we had a net income of $2,239,613, which consisted of $60,000 of administrative fees and $262,662 of general and administrative expenses, offset primarily by the change in fair value of the derivative warrant liabilities of $2,560,000 and investment income from the Trust Account of $2,275.

For the nine months ended September 30, 2021, we had a net income of $4,941,423, which consisted of $130,000 of administrative fees and $458,461 of general and administrative expenses, offset primarily by the change in fair value of the derivative warrant liabilities of $6,007,500 and investment income from the Trust Account of $10,409. In addition, we recorded offering costs allocated to the Public Warrants and the Private Placement Warrants totaling $488,025.

Liquidity and Capital Resources

Until the consummation of the Initial Public Offering, our only source of liquidity was an initial sale of the Founder Shares to the Sponsor.

On March 15, 2021, we consummated the Initial Public Offering of 17,500,000 Units, which did not include the exercise by the underwriters of their over-allotment option to purchase up to 2,625,000 additional Units. Each Unit consists of one share of the Class A Common Stock and one-half of one redeemable Public Warrant, with each whole Public Warrant entitling the holder thereof to purchase one share of the Class A Common Stock at a price of $11.50 per share, subject to adjustment. The Units were sold at a price of $10.00 per unit, generating gross proceeds of $175,000,000 to us. BMO Capital Markets Corp. acted as the sole book-running manager for the Initial Public Offering. The securities sold in the Initial Public Offering were registered under the Securities Act on the Registration Statement. The SEC declared the Registration Statement effective on March 10, 2021.

Concurrently with the consummation of the Initial Public Offering, we consummated the Private Placement of an aggregate of 7,250,000 Private Placement Warrants to the Sponsor at a price of $1.00 per Private Placement Warrant, generating gross proceeds of $7,250,000 to us. The Private Placement Warrants are identical to the Public Warrants included as part of the Units sold in the Initial Public Offering, except that the Private Placement Warrants, so long as they are held by the Sponsor or its permitted transferees, (i) are not redeemable by us, subject to certain limited exceptions set forth in the Registration Statement, (ii) may not (including the shares of Class A Common Stock issuable upon the exercise of the Private Placement Warrants) be transferred, assigned or sold until thirty (30) days after the completion of the initial Business Combination, subject to certain limited exceptions set forth in the Registration Statement, (iii) may be exercised on a cashless basis and (iv) are entitled to registration rights. No underwriting discounts or commissions were paid with respect to the Private Placement of the Private Placement Warrants to the Sponsor. The issuance and sale of the Private Placement Warrants was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

We presently have no operating revenue. Our net income was $2,239,613 and $4,941,423 for the three and nine months ended September 30, 2021, respectively, and consisted primarily of administrative fees, professional fees and costs related to our search for a Business Combination target, offset primarily by the change in fair value of the warrant liabilities. Through September 30, 2021, our liquidity needs were satisfied through receipt of approximately $610,000 held outside of the Trust Account from the sale of the Private Placement Warrants upon the closing of the Initial Public Offering. In the future, a portion of interest income on the funds held in the Trust Account may be released to us to pay tax obligations.

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s executive officers and directors may loan the Company funds as may be required (the “Working Capital Loans”). The Working Capital Loans would be evidenced by promissory notes. The notes may be repaid upon completion of a Business Combination, without interest or, at the lender’s discretion, up to $2,000,000 of the Working Capital Loans may be converted upon completion of a Business Combination into warrants at a price of $1.00 per warrant. Such warrants would be identical to the Private Placement Warrants. In the event that a Business Combination does not close, the Company may use a portion of the proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of September 30, 2021 and December 31, 2020, there were no amounts outstanding under the Working Capital Loans.

We may also need to obtain additional financing either to complete an initial Business Combination or because we become obligated to redeem a significant number of shares of the Class A Common Stock upon completion of the Business Combination, in which case we may issue additional capital stock, debt or a combination of the foregoing in connection with the initial Business Combination.

Liquidity and Management’s Plan

As of September 30, 2021, we had sufficient liquidity to meet our future obligations. As of September 30, 2021, we had working capital of approximately $737,000 and cash of approximately $610,000. For the nine months ended September 30, 2021, we used cash in operations of approximately $840,000.

In connection with our assessment of going concern considerations in accordance with ASU No. 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management believes that the funds outside the Trust Account, as well as access to funds pursuant to a commitment letter from the Sponsor, will enable us to sustain operations for a period of at least one (1) year from the issuance date of these condensed financial statements. Accordingly, management has since reevaluated our liquidity and financial condition and determined that, following the completion of the Initial Public Offering and the availability of funds pursuant to a commitment letter from the Sponsor, sufficient capital exists to sustain operations during the Combination Period and therefore substantial doubt has been alleviated.

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

Class A Common Stock Subject to Possible Redemption

We account for the shares of Class A Common Stock subject to possible redemption in accordance with the guidance in Topic 480, “Distinguishing Liabilities from Equity.” Shares of Class A Common Stock subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable shares of Class A Common Stock (including shares of Class A Common Stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, shares of Class A Common Stock are classified as stockholders’ equity. The shares of Class A Common Stock feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, as of September 30, 2021, shares of Class A Common Stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ equity section of our condensed balance sheets.

We recognize changes in redemption value immediately as they occur and adjust the carrying value of redeemable shares of Class A Common Stock to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, we recognized a measurement adjustment from initial book value to redemption amount value. The change in the carrying value of redeemable shares of Class A Common Stock resulted in charges against additional paid-in capital and accumulated deficit.

Net Income per Share of Common Stock

We comply with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net income per share of common stock is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding for the period. We apply the two-class method in calculating earnings per share. The remeasurement adjustment associated with the redeemable shares of Class A Common Stock is excluded from earnings per share as the redemption value approximates fair value.

The calculation of diluted income per share of common stock does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering and (ii) the Private Placement since the exercise of the warrants is contingent upon the occurrence of future events. As of September 30, 2021 and December 31, 2020, we did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into shares of common stock and subsequently share in our earnings.

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

Derivative Financial Instruments

We evaluate our financial instruments, including the Public Warrants and the Private Placement Warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging.” Under the guidance in ASC 815, the Public Warrants and the Private Placement Warrants do not meet the criteria for equity treatment and must be recorded as a liability at fair value as of the closing date of the Initial Public Offering (i.e., March 15, 2021) and re-valued at each reporting date in accordance with ASC 820, “Fair Value Measurement,” with changes in the fair value reported in the statements of operations. Derivative assets and liabilities are classified on the balance sheet as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within twelve (12) months of the balance sheet date. Upon consummation of the Initial Public Offering, the fair value of the Public Warrants and the Private Placement Warrants was estimated using the Monte Carlo simulation model and the modified Black-Scholes model, respectively. The valuation model utilizes inputs and other assumptions and may not be reflective of the price at which they can be settled. As of September 30, 2021, the Public Warrants were valued using the publicly available price for the Warrants and we used a modified Black-Scholes model to value the Private Placement Warrants. Such warrant classification is also subject to re-evaluation at each reporting period.

Recent Accounting Standards

In August 2020, the FASB issued the ASU No. 2020-06, “Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity,” which simplifies accounting for convertible instruments by removing major separation models required under current US GAAP. The ASU 2020-06 also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception and it also simplifies the diluted earnings per share calculation in certain areas. We early adopted the ASU 2020-06 on January 1, 2021. Adoption of the ASU 2020-06 did not impact our financial condition, results of operations or cash flows.

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

Additionally, we are in the process of evaluating the benefits of relying on the other reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if, as an “emerging growth company,” we choose to rely on such exemptions we may not be required to, among other things, (i) provide an independent registered public accounting firm’s attestation report on our system of internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, as amended, (iii) comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the independent registered public accounting firm’s report providing additional information about the audit and the financial statements (auditor discussion and analysis), and (iv) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of our Chief Executive Officer’s compensation to median employee compensation. These exemptions are applicable to us for a period of five (5) years from the date of completion the Initial Public Offering or until we are no longer an “emerging growth company,” whichever is earlier.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of September 30, 2021 and December 31, 2020.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As of September 30, 2021, we were not subject to any market or interest rate risk. The net proceeds from the Initial Public Offering, including amounts in the Trust Account, have been invested in U.S. government securities within the meaning of Section 2(a)(16) of the Investment Company Act, having a maturity of 185 days or less or in money market funds meeting the conditions of paragraphs (d)(1), (d)(2), (d)(3) and (d)(4) of Rule 2a-7 promulgated under the Investment Company Act, which invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk. We have not engaged in any hedging activities since our inception and do not expect to engage in any hedging activities with respect to the market risk to which we may be exposed.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act. Based on this evaluation, the Company’s principal executive officer and principal financial officer have concluded that, due to the events that led to the Company’s (i) restatement of its March 15, 2021 audited balance sheet to properly classify and value the Company’s derivative instruments as liabilities and (ii) restatement described in footnote 2 to the condensed financial statements (together, the “Restatements”), a material weakness existed pertaining to the Company’s ability to properly account for complex financial reporting instruments and the Company’s disclosure controls and procedures were not effective.

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

Changes in Internal Control over Financial Reporting

Except as described below, there was no change in the Company’s internal control over financial reporting that occurred during the three and nine months ended September 30, 2021 covered by this Quarterly Report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. In light of the material weakness identified and the related Restatements described above, we plan to enhance our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Factors that could cause the Company’s actual business, financial condition and/or results of operations to differ materially from those in this Quarterly Report are any of the risks factors described in the Registration Statement, the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2021 filed with the SEC on May 24, 2021 (the “Q1 Form 10-Q”) and the Company’s Quarterly Report on Form 10-Q for the three and six months ended June 30, 2021 filed with the SEC on August 10, 2021 (the “Q2 Form 10-Q”). Any of these risk factors could result in a significant or material adverse effect on the Company’s business, financial condition and/or results of operations. Additional risk factors not presently known to the Company or that the Company currently deems immaterial may also impair the Company’s business, financial condition and/or results of operations.

In connection with the recent restatements of our financial statements, our management has concluded that our disclosure controls and procedures were not effective as of September 30, 2021 due to a material weakness in internal control over financial reporting solely related to our accounting for complex financial instruments. If we are unable to maintain an effective system of disclosure controls and procedures and internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and financial results.

After consultation with our management team and our independent registered public accounting firm, the Audit Committee concluded that it was appropriate to restate our previously issued (i) audited balance sheet as of March 15, 2021, as previously restated in the Company’s Current Report on Form 8-K/A filed with the SEC on May 20, 2021, (ii) unaudited interim financial statements as of and for the three months ended March 31, 2021 included in the Q1 Form 10-Q and (iii) unaudited interim financial statements as of and for the three and six months ended June 30, 2021 included in the Q2 Form 10-Q. As part of such process, we identified a material weakness in our internal control over financial reporting, solely related to our accounting for complex financial instruments.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented, or detected and corrected on a timely basis. Effective internal control over financial reporting is necessary for us to provide reliable financial reports and prevent fraud. We expect to take steps to remediate the material weakness, but there can be no assurance that any remediation efforts will ultimately have the intended effects.

If we identify any new material weaknesses in the future, any such newly identified material weakness could limit our ability to prevent or detect a misstatement of our accounts or disclosures that could result in a material misstatement of our annual or interim financial statements. In such case, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, investors may lose confidence in our financial reporting and our stock price may decline as a result. There can be no assurance that the measures we have taken to date, or any measures we may take in the future, will be sufficient to avoid potential future material weaknesses.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of equity securities during the three months ended September 30, 2021.

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

G&P ACQUISITION CORP.

Date: November 15, 2021	By:	/s/ Brendan T. O’Donnell
		Name:	Brendan T. O’Donnell
		Title:	Chief Executive Officer (Principal Executive Officer)

Date: November 15, 2021	By:	/s/ Joseph Marnikovic
		Name:	Joseph Marnikovic
		Title:	Chief Financial Officer and Treasurer (Principal Financial Officer)