Form 10-K
period 2021-12-31
G&P Acquisition Corp.
filed 2022-03-31
CIK 1839121

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission File Number 001-40164

G&P Acquisition Corp.
(Exact name of Registrant as specified in its Charter)

Delaware	85-4357324
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

222 Bellevue Avenue Newport, Rhode Island 02840
(Address of principal executive offices and zip code)

Registrant’s telephone number, including area code: (212) 415-6500

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

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐ NO ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. YES ☐ NO ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒  NO ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). YES ☒  NO ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by the check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☒

The Registrant’s Units began trading on the New York Stock Exchange on March 10, 2021 and the Registrant’s shares of Class A common stock began separate trading on the New York Stock Exchange on May 3, 2021. The aggregate market value of the Registrant’s shares of Class A common stock outstanding, other than shares held by persons who may be deemed affiliates of the Registrant, at June 30, 2021, was $170,450,000.

As of March 31, 2022, there were 17,500,000 shares of Class A common stock, $0.0001 par value, and 4,375,000 shares of Class B common stock, $0.0001 par value, issued and outstanding.

Documents Incorporated by Reference: None.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This annual report (the “annual report”) includes, and oral statements made from time to time by representatives of the Company may include, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Such statements include, but are not limited to, possible business combinations and the financing thereof, and related matters, as well as all other statements other than statements of historical fact included in this annual report. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other Securities and Exchange Commission (“SEC”) filings. Forward-looking statements in this annual report may include, for example, statements about:

●	our ability to select an appropriate target business or businesses;
●	our ability to complete our initial business combination;
●	our expectations around the performance of a prospective target business or businesses;
●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;
●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination;
●	our potential ability to obtain additional financing to complete our initial business combination;
●	our pool of prospective target businesses, including the location and industry of such target businesses;
●	our ability to consummate an initial business combination due to the uncertainty resulting from the recent COVID-19 pandemic and other events (such as terrorist attacks, wars (including the conflict in Ukraine and the surrounding region), natural disasters or a significant outbreak of other infectious diseases);
●	the ability of our officers and directors to generate a number of potential business combination opportunities;
●	our public securities’ potential liquidity and trading;
●	the lack of a market for our securities;
●	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance;
●	the trust account not being subject to claims of third parties; or
●	our financial performance.

The forward-looking statements contained in this annual report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Item 1A. Risk Factors.” Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

PART I

References in this annual report to “we,” “us,” “company” or “our company” are to G&P Acquisition Corp., a Delaware corporation. References to “management” or our “management team” are to our officers and directors. References to our “sponsor” is to G&P Sponsor, LLC, a Delaware limited liability company. References to our “initial stockholders” are to the holders of our founder shares prior to our initial public offering.

Item 1.Business.

Introduction

We are a blank check company formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or other similar business combination with one or more businesses, which we refer to throughout this annual report as our initial business combination. We have reviewed a number of opportunities to enter into a business combination. We have neither engaged in any operations nor generated any revenue to date. Based on our business activities, the Company is a “shell company” as defined under the Exchange Act because we have no operations and nominal assets consisting almost entirely of cash.

We intend to identify and acquire a business that could benefit from an owner with extensive investment and operational expertise. We believe that even fundamentally sound companies with mature operational history can often underperform their long-term potential due to underinvestment, inadequate technology and/or systems, inefficient capital allocation, over-leveraged capital structures, excessive cost structures, incomplete management teams and/or inappropriate or narrowly focused business strategies. Our management team, sponsor and directors all have extensive experience in identifying and executing such full potential acquisitions across industries and business cycles. In addition, our management team, sponsor and directors have extensive hands-on experience working with companies as active owners, operators and/or directors by working closely with these companies to continue their transformations and by helping to create value through organic growth and synergies.

We will seek to capitalize on over 100 years of combined investment and operational experience of our management team, our sponsor (and its affiliates) and our board of directors. Our management team consists of Brendan T. O’Donnell, our Chief Executive Officer, who also serves as the Chief Executive Officer for Newport Craft Brewing & Distilling (“Newport Craft”), Nicholas S. Schorsch, Jr., our President, who also serves as the Chief Operating Officer of Bellevue Capital Partners, LLC (“Bellevue Capital”), the parent company of each of our sponsor and AR Global Investments, LLC (“AR Global”), a subsidiary of Bellevue Capital, Joseph Marnikovic, our Chief Financial Officer and Treasurer, who also serves as the Chief Financial Officer of each of Bellevue Capital and AR Global, and Michael R. Anderson, our General Counsel and Secretary, who also serves as the Chief Corporate Counsel of each of Bellevue Capital and AR Global.

Our executive offices are located at 222 Bellevue Avenue, Newport, Rhode Island 02840 and our telephone number is (212) 415-6500. Our corporate website address is http://GAPACQ.com. Our website and the information contained on, or that can be accessed through, the website is not deemed to be incorporated by reference in, and is not considered part of, this annual report. You should not rely on any such information in making your decision whether to invest in our securities.

Company History

In December 2020, our sponsor purchased an aggregate of 5,750,000 shares of Class B common stock (the “Class B common stock” or “founder shares”) for an aggregate purchase price of $25,000, or approximately $0.0043 per share. On February 24, 2021, our sponsor transferred 25,000 founder shares to each of our directors nominees, resulting in our sponsor holding 5,675,000 founder shares. On March 10, 2021, our sponsor forfeited 718,750 founder shares to us for no consideration, resulting in our sponsor holding 4,956,250 founder shares. All share and per-share amounts have been retroactively restated to reflect the stock dividends. The number of shares of Class B common stock issued was based on the expectation that the shares of Class B common stock would represent 20% of the outstanding shares of our determined Class A common stock and our Class B common stock (collectively, our “common stock”) upon completion of the initial public offering (the “IPO”).

On March 15, 2021, we completed our IPO of 17,500,000 units at a price of $10.00 per unit (the “units”), generating gross proceeds of $175,000,000. Each unit consists of one of the Company’s shares of Class A common stock, par value $0.0001 per share, and one-half of one warrant. Each whole warrant entitles the holder thereof to purchase one share of Class A common stock at a price of $11.50 per share, subject to certain adjustments.

Concurrently with the completion of the IPO, our sponsor purchased an aggregate of 7,250,000 warrants (the “private placement warrants”) at a price of $1.00 per warrant, or $7,250,000 in the aggregate. An aggregate of $176,750,000 from the proceeds of the IPO and the private placement warrants was placed in a trust account (the “trust account”) such that the trust account held $176,750,000 at the time of closing of the IPO. Each whole private placement warrant entitles the holder thereof to purchase one share of Class A common stock at a price of $11.50 per share, subject to certain adjustments.

On April 30, 2021, we announced that, commencing May 3, 2021, holders of the 17,500,000 units sold in the IPO may elect to separately trade the shares of Class A common stock and the warrants included in the units. Those units not separated continued to trade on the New York Stock Exchange (the “NYSE”) under the symbol “GAPA.U” and the shares of Class A common stock and warrants that were separated trade under the symbols “GAPA” and “GAPA WS,” respectively.

In the fourth quarter of 2021, we entered into two letters of intent with respect to a business combination; however, an agreement with respect to a business combination transaction was not reached and discussions with the potential target were terminated. As a result of executing a letter of intent for an initial business combination, our time to complete an initial business combination has been extended to March 15, 2023.

Initial Business Combination

The NYSE rules require that an initial business combination must be with one or more operating businesses or assets with a fair market value equal to at least 80% of the net assets held in the trust account (net of amounts disbursed to management for working capital purposes, if applicable, and excluding the amount of any deferred underwriting discount). We refer to this as the 80% of net assets test. If our board of directors is not able to independently determine the fair market value of the target business or businesses, we will obtain an opinion from an independent investment banking firm that is a member of FINRA or from an independent accounting firm, with respect to the satisfaction of such criteria. We do not currently intend to purchase multiple businesses in unrelated industries in conjunction with our initial business combination, although there is no assurance that will be the case.

We may structure our initial business combination so that the post-transaction company in which holders (our “public stockholders”) of our Class A common stock sold as part of the units in the IPO (the “public shares”), including our sponsor, officers and directors to the extent our sponsor, officers or directors own public shares, provided that each of their status as a “public stockholder” shall only exist with respect to their public shares, will own or acquire 100% of the outstanding equity interests or assets of the target business or businesses. We may, however, structure our initial business combination such that the post-transaction company owns or acquires less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or stockholders or for other reasons, but we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target business sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended, or the Investment Company Act. Even if the post- transaction company owns or acquires 50% or more of the voting securities of the target, our stockholders prior to our initial business combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in our initial business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock of a target. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our stockholders immediately prior to our initial business combination could own less than a majority of our outstanding shares subsequent to our initial business combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, the portion of such business or businesses that is owned or acquired is what will be valued for purposes of the 80% of net assets test. If our initial business combination involves more than one target business, the 80% of net assets test will be based on the aggregate value of all of the target businesses and we will treat the target businesses together as the initial business combination for the purposes of a tender offer or for seeking stockholder approval, as applicable.

Corporate Information

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended, or the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We intend to take advantage of the benefits of this extended transition period.

We will remain an emerging growth company until the earlier of: (1) the last day of the fiscal year (a) following March 15, 2026, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our Class A common stock and our Class B common stock (collectively, our “common stock”) that is held by non-affiliates exceeds $700 million as of the end of the prior fiscal year’s second fiscal quarter; and (2) the date on which we have issued more than $1.00 billion in non-convertible debt during the prior three-year period. References herein to “emerging growth company” shall have the meaning associated with it in the JOBS Act.

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our common stock held by non-affiliates exceeds $250 million as of the end of that year’s second fiscal quarter, or (2) our annual revenues exceeded $100 million during such completed fiscal year and the market value of our common stock held by non-affiliates exceeds $700 million as of the end of that year’s second fiscal quarter.

Financial Position

With funds available for a business combination in the amount of approximately $170,625,000 as of December 31, 2021, assuming no redemptions and after payment of up to $6,125,000 of deferred underwriting fees, we offer a target business a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt ratio. Because we are able to complete our initial business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, we have not taken any steps to secure third party financing and there can be no assurance it will be available to us.

Lack of Business Diversification

For an indefinite period of time after the completion of our initial business combination, the prospects for our success may depend entirely on the future performance of a single business.

By completing our initial business combination with only a single entity our lack of diversification may subject us to numerous economic, competitive and regulatory risks. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry. Accordingly, the prospects for our success may be:

●	solely dependent upon the performance of a single business, property or asset; or
●	dependent upon the development or market acceptance of a single or limited number of products, processes or services.

This lack of diversification may subject us to numerous economic, competitive and regulatory risks, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to our initial business combination.

Limited Ability to Evaluate the Target’s Management Team

Although we intend to closely scrutinize the management of a prospective target business when evaluating the desirability of effecting our initial business combination with that business, our assessment of the target business’s management may not prove to be correct. In addition, the future management may not have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of members of our management team, if any, in the target business cannot presently be stated with any certainty. While it is possible that one or more of our directors will remain associated in some capacity with us following our initial business combination, it is highly unlikely that any of them will devote their full efforts to our affairs subsequent to our initial business combination. Moreover, we cannot assure you that members of our management team will have significant experience or knowledge relating to the operations of the particular target business.

We cannot assure you that any of our key personnel will remain in senior management or advisory positions with the combined company. The determination as to whether any of our key personnel will remain with the combined company will be made at the time of our initial business combination.

Following our initial business combination, we may seek to recruit additional managers to supplement the incumbent management of the target business. We cannot assure you that we will have the ability to recruit additional managers, or that additional managers will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.

Redemption rights for public stockholders upon completion of our initial business combination

We will provide our public stockholders with the opportunity to redeem all or a portion of their shares of common stock upon the completion of our initial business combination at a per share price, payable in cash, equal to the aggregate amount then on deposit in the trust account as of two business days prior to the consummation of the initial business combination, including interest (net of permitted withdrawals), divided by the number of then outstanding public shares, subject to the limitations described herein. At completion of the business combination, we will be required to purchase any public shares properly delivered for redemption and not withdrawn. The amount in the trust account as of the closing of the IPO was $10.10 per public share. The per share amount we will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions we will pay to the underwriters. The redemption right will include the requirement that any beneficial owner on whose behalf a redemption right is being exercised must identify itself in order to validly redeem its shares. Our sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any founder shares and any public shares held by them in connection with the completion of our initial business combination (the “letter agreement”).

Manner of conducting redemptions

We will provide our public stockholders with the opportunity to redeem all or a portion of their shares of Class A common stock upon the completion of our initial business combination either: (1) in connection with a stockholder meeting called to approve the business combination; or (2) by means of a tender offer. The decision as to whether we will seek stockholder approval of a proposed business combination or conduct a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require us to seek stockholder approval under applicable law or stock exchange listing requirement. Asset acquisitions and stock purchases would not typically require stockholder approval while direct mergers with our company where we do not survive and any transactions where we issue more than 20% of our outstanding common stock or seek to amend our second amended and restated certificate of incorporation would typically require stockholder approval. If we structure a business combination transaction with a target company in a manner that requires stockholder approval, we will not have discretion as to whether to seek a stockholder vote to approve the proposed business combination. We currently intend to conduct redemptions pursuant to a stockholder vote unless stockholder approval is not required by applicable law or stock exchange listing requirement and we choose to conduct redemptions pursuant to the tender offer rules of the SEC for business or other reasons.

If a stockholder vote is not required and we do not decide to hold a stockholder vote for business or other reasons, we will, pursuant to our second amended and restated certificate of incorporation:

●	conduct the redemptions pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act, which regulate issuer tender offers; and
●	file tender offer documents with the SEC prior to completing our initial business combination which contain substantially the same financial and other information about the initial business combination and the redemption rights as is required under Regulation 14A of the Exchange Act, which regulates the solicitation of proxies.

Upon the public announcement of our initial business combination, we and our sponsor will terminate any plan established in accordance with Rule 10b5-1 to purchase shares of our Class A common stock in the open market if we elect to redeem our public shares through a tender offer, to comply with Rule 14e-5 under the Exchange Act.

In the event we conduct redemptions pursuant to the tender offer rules, our offer to redeem will remain open for at least 20 business days, in accordance with Rule 14e-1(a) under the Exchange Act, and we will not be permitted to complete our initial business combination until the expiration of the tender offer period. In addition, the tender offer will be conditioned on public stockholders not tendering more than a specified number of public shares, which number will be based on the requirement that we may not redeem public shares in an amount that would cause our net tangible assets, after payment of the deferred underwriting commissions, to be less than $5,000,001 (so that we do not then become subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our initial business combination. If public stockholders tender more shares than we have offered to purchase, we will withdraw the tender offer and not complete such initial business combination.

If, however, stockholder approval of the transaction is required by applicable law or stock exchange listing requirement, or we decide to obtain stockholder approval for business or other reasons, we will, pursuant to our second amended and restated certificate of incorporation:

●	conduct the redemptions in conjunction with a proxy solicitation pursuant to Regulation 14A of the Exchange Act, which regulates the solicitation of proxies, and not pursuant to the tender offer rules; and
●	file proxy materials with the SEC.

We expect that a final proxy statement would be mailed to public stockholders at least 10 days prior to the stockholder vote. However, we expect that a draft proxy statement would be made available to such stockholders well in advance of such time, providing additional notice of redemption if we conduct redemptions in conjunction with a proxy solicitation. Although we are not required to do so, we currently intend to comply with the substantive and procedural requirements of Regulation 14A in connection with any stockholder vote even if we are not able to maintain our NYSE listing or Exchange Act registration.

In the event that we seek stockholder approval of our initial business combination, we will distribute proxy materials and, in connection therewith, provide our public stockholders with the redemption rights described above upon completion of the initial business combination.

If we seek stockholder approval, we will complete our initial business combination only if a majority of the outstanding shares of common stock voted are voted in favor of the business combination. A quorum for such meeting will consist of the holders present in person or by proxy of shares of outstanding capital stock of the company representing a majority of the voting power of all outstanding shares of capital stock of the company entitled to vote at such meeting. Our initial stockholders, officers and directors will count towards this quorum and have agreed to vote any founder shares and any public shares held by them in favor of our initial business combination. These quorum and voting thresholds and agreements, may make it more likely that we will consummate our initial business combination. Each public stockholder may elect to redeem its public shares without voting, and if they do vote, irrespective of whether they vote for or against the proposed transaction. In addition, our initial stockholders have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any founder shares and any public shares held by them in connection with the completion of a business combination.

Our second amended and restated certificate of incorporation provides that in no event will we redeem our public shares in an amount that would cause our net tangible assets, after payment of the deferred underwriting commissions, to be less than $5,000,001 (so that we do not then become subject to the SEC’s “penny stock” rules). Redemptions of our public shares may also be subject to a higher net tangible asset test or cash requirement pursuant to an agreement relating to our initial business combination. For example, the proposed business combination may require: (1) cash consideration to be paid to the target or its owners; (2) cash to be transferred to the target for working capital or other general corporate purposes; or (3) the retention of cash to satisfy other conditions in accordance with the terms of the proposed business combination. In the event the aggregate cash consideration we would be required to pay for all shares of Class A common stock that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceed the aggregate amount of cash available to us, we will not complete the business combination or redeem any shares, and all shares of Class A common stock submitted for redemption will be returned to the holders thereof.

Limitation on redemption upon completion of our initial business combination if we seek stockholder approval

Notwithstanding the foregoing, if we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our second amended and restated certificate of incorporation provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to more than an aggregate of 15% of the shares sold in the IPO, without our prior consent, which we refer to as the “Excess Shares.” We believe this restriction will discourage stockholders from accumulating large blocks of shares, and subsequent attempts by such holders to use their ability to exercise their redemption rights against a proposed business combination as a means to force us or our affiliates to purchase their shares at a significant premium to the then-current market price or on other undesirable terms. Absent this provision, a public stockholder holding more than an aggregate of 15% of the shares sold in the IPO could threaten to exercise its redemption rights if such holder’s shares are not purchased by us or our sponsor or our affiliates at a premium to the then-current market price or on other undesirable terms. By limiting our stockholders’ ability to redeem no more than 15% of the shares sold in the IPO, we believe we will limit the ability of a small group of stockholders to unreasonably attempt to block our ability to complete our initial business combination, particularly in connection with a business combination with a target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. However, we would not be restricting our stockholders’ ability to vote all of their shares (including Excess Shares) for or against our initial business combination.

Tendering stock certificates in connection with a tender offer or redemption rights

We may require our public stockholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to either tender their certificates to our transfer agent prior to the date set forth in the tender offer documents or proxy materials mailed to such holders, or up to two business days prior to the vote on the proposal to approve the business combination in the event we distribute proxy materials or to deliver their shares to the transfer agent electronically using The Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) System, rather than simply voting against the initial business combination at the holder’s option. The tender offer or proxy materials, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will indicate whether we are requiring public stockholders to satisfy such delivery requirements, which will include the requirement that any beneficial owner on whose behalf a redemption right is being exercised must identify itself in order to validly redeem its shares. Accordingly, a public stockholder would have from the time we send out our tender offer materials until the close of the tender offer period, or up to two business days prior to the vote on the business combination if we distribute proxy materials, as applicable, to tender its shares if it wishes to seek to exercise its redemption rights. Pursuant to the tender offer rules, the tender offer period will be not less than 20 business days and, in the case of a stockholder vote, a final proxy statement would be mailed to public stockholders at least 10 days prior to the stockholder vote. However, we expect that a draft proxy statement would be made available to such stockholders well in advance of such time, providing additional notice of redemption if we conduct redemptions in conjunction with a proxy solicitation. Given the relatively short exercise period, it is advisable for stockholders to use electronic delivery of their public shares.

There is a nominal cost associated with the above-referenced tendering process and the act of certificating the shares or delivering them through The Depository Trust Company’s DWAC (Deposit/ Withdrawal At Custodian) System. The transfer agent will typically charge the tendering broker $80.00 and it would be up to the broker whether or not to pass this cost on to the redeeming holder. However, this fee would be incurred regardless of whether or not we require holders seeking to exercise redemption rights to tender their shares. The need to deliver shares is a requirement of exercising redemption rights regardless of the timing of when such delivery must be effectuated.

The foregoing is different from the procedures used by many blank check companies. In order to perfect redemption rights in connection with their business combinations, many blank check companies would distribute proxy materials for the stockholders’ vote on an initial business combination, and a holder could simply vote against a proposed business combination and check a box on the proxy card indicating such holder was seeking to exercise his or her redemption rights. After the business combination was approved, the company would contact such stockholder to arrange for him or her to deliver his or her certificate to verify ownership. As a result, the stockholder then had an “option window” after the completion of the business combination during which he or she could monitor the price of the company’s stock in the market. If the price rose above the redemption price, he or she could sell his or her shares in the open market before actually delivering his or her shares to the company for cancellation. As a result, the redemption rights, to which stockholders were aware they needed to commit before the stockholder meeting, would become “option” rights surviving past the completion of the business combination until the redeeming holder delivered its certificate. The requirement for physical or electronic delivery prior to the meeting ensures that a redeeming holder’s election to redeem is irrevocable once the business combination is approved.

Any request to redeem such shares, once made, may be withdrawn at any time up to the date set forth in the tender offer materials or the date of the stockholder meeting set forth in our proxy materials, as applicable. Furthermore, if a holder of a public share delivered its certificate in connection with an election of redemption rights and subsequently decides prior to the applicable date not to elect to exercise such rights, such holder may simply request that the transfer agent return the certificate (physically or electronically). It is anticipated that the funds to be distributed to holders of our public shares electing to redeem their shares will be distributed promptly after the completion of our initial business combination.

If our initial business combination is not approved or completed for any reason, then our public stockholders who elected to exercise their redemption rights would not be entitled to redeem their shares for the applicable pro rata share of the trust account. In such case, we will promptly return any certificates delivered by public holders who elected to redeem their shares.

If our initial proposed business combination is not completed, we may continue to try to complete a business combination with a different target until the end of the completion window.

Redemption of Public Shares and Liquidation if no Initial Business Combination

Our second amended and restated certificate of incorporation provides that we have until March 15, 2023, the date that is 24 months from the closing of the IPO to complete our initial business combination (the period from the closing of the IPO until March 15, 2023, the “completion window”). See “Item 1. Business – Corporate History” for a discussion of our previously executed letter of intent pursuant to which our completion window was extended to March 15, 2023. If we are unable to complete our initial business combination within such period, we will: (1) cease all operations except for the purpose of winding up; (2) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (net of permitted withdrawals and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law; and (3) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to complete our initial business combination within such 20-month period (or 24-month period, if applicable).

Our initial stockholders, officers and directors have entered into a letter agreement with us, pursuant to which they have waived their rights to liquidating distributions from the trust account with respect to any founder shares held by them if we fail to complete our initial business combination within 24 months from the closing of the IPO. However, if our sponsor or any of our officers, directors or any of their respective affiliates then hold any public shares, they will be entitled to liquidating distributions from the trust account with respect to such public shares if we fail to complete our initial business combination within such 24-month period.

Our sponsor, officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our second amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to allow redemptions in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 24 months from the closing of the IPO or (B) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity, unless we provide our public stockholders with the opportunity to redeem their shares of Class A common stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (which interest shall be net of taxes payable), divided by the number of then outstanding public shares. However, we may not redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 (so that we do not then become subject to the SEC’s “penny stock” rules).

We expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from amounts remaining held outside the trust account, although we cannot assure you that there will be sufficient funds for such purpose. However, if those funds are not sufficient to cover the costs and expenses associated with implementing our plan of dissolution, to the extent that there is any interest accrued in the trust account not required to pay taxes, we may request the trustee to release to us an additional amount of up to $100,000 of such accrued interest to pay those costs and expenses.

If we were to expend all of the net proceeds of the IPO and the sale of the private placement warrants, other than the proceeds deposited in the trust account, and without taking into account interest, if any, earned on the trust account and any tax payments or expenses for the dissolution of the trust, the per share redemption amount received by stockholders upon our dissolution would be $10.10. The proceeds deposited in the trust account could, however, become subject to the claims of our creditors which would have higher priority than the claims of our public stockholders. We cannot assure you that the actual per share redemption amount received by stockholders will not be substantially less than $10.10. Please see “Item 1A. Risk Factors — If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per share redemption amount received by stockholders may be less than $10.10 per share” and other risk factors included herein. Under Section 281(b) of the DGCL, our plan of dissolution must provide for all claims against us to be paid in full or make provision for payments to be made in full, as applicable, if there are sufficient assets. These claims must be paid or provided for before we make any distribution of our remaining assets to our stockholders. While we intend to pay such amounts, if any, we cannot assure you that we will have funds sufficient to pay or provide for all creditors’ claims.

Although we will seek to have all vendors, service providers (other than our independent registered public accounting firm), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public stockholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the trust account including but not limited to fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative. Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where we are unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. In order to protect the amounts held in the trust account, our sponsor has agreed that it will be liable to us if and to the extent any claims by a third party (other than our independent registered public accounting firm) for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amount of funds in the trust account to below (1) $10.10 per public share or (2) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account, if less than $10.10 per share due to reductions in the value of the trust assets, in each case net of permitted withdrawals, except as to any claims by a third party that executed a waiver of any and all rights to the monies held in the trust account (whether or not such waiver is enforceable) and except as to any claims under our indemnity of the underwriters of the IPO against certain liabilities, including liabilities under the Securities Act. We have not independently verified whether our sponsor has sufficient funds to satisfy its indemnity obligations and believe that our sponsor’s only assets are securities of our company and, therefore, our sponsor may not be able to satisfy those obligations. We have not asked our sponsor to reserve for such obligations. Therefore, we cannot assure you that our sponsor would be able to satisfy those obligations. As a result, if any such claims were successfully made against the trust account, the funds available for our initial business combination and redemptions could be reduced to less than $10.10 per public share. In such event, we may not be able to complete our initial business combination, and you would receive such lesser amount per share in connection with any redemption of your public shares. None of our officers will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

In the event that the proceeds in the trust account are reduced below: (1) $10.10 per public share; or (2) the such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account due to reductions in the value of the trust assets, in each case net of the amount of interest which may be withdrawn to pay taxes, and our sponsor asserts that it is unable to satisfy its indemnification obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so in certain instances. For example, the cost of such legal action may be deemed by the independent directors to be too high relative to the amount recoverable or the independent directors may determine that a favorable outcome is not likely. Accordingly, we cannot assure you that due to claims of creditors the actual value of the per-share redemption price will not be substantially less than $10.10 per public share. Please see “Item 1A. Risk Factors — If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per share redemption amount received by stockholders may be less than $10.10 per share” and other risk factors included herein.

We will seek to reduce the possibility that our sponsor will have to indemnify the trust account due to claims of creditors by endeavoring to have all vendors, service providers (other than our independent registered public accounting firm), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account. Our sponsor will also not be liable as to any claims under our indemnity of the underwriters of the IPO against certain liabilities, including liabilities under the Securities Act. As of March 15, 2021, we had access to approximately $176.75 million in the trust account with which to pay any such potential claims (including costs and expenses incurred in connection with our liquidation, currently estimated to be no more than approximately $100,000). In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, stockholders who received funds from our trust account could be liable for claims made by creditors.

Under the DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination within the completion window may be considered a liquidating distribution under Delaware law. If the corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution.

Furthermore, if the pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination within the required time period, is not considered a liquidating distribution under Delaware law and such redemption distribution is deemed to be unlawful, then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidating distribution. If we have not completed our initial business combination within 24 months from the closing of the IPO or during any Extension Period, we will: (1) cease all operations except for the purpose of winding up; (2) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (which interest shall be net of taxes payable, and less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any); and (3) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. Accordingly, it is our intention to redeem our public shares as soon as reasonably possible following the end of the 20th month (or up to the 24th month, if applicable) and, therefore, we do not intend to comply with those procedures. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend well beyond the third anniversary of such date.

Because we will not be complying with Section 280, Section 281(b) of the DGCL requires us to adopt a plan, based on facts known to us at such time that will provide for our payment of all existing and pending claims or claims that may be potentially brought against us within the subsequent ten years. However, because we are a blank check company, rather than an operating company, and our operations will be limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors (such as lawyers, investment bankers, etc.) or prospective target businesses. As described above, pursuant to the obligation contained in our underwriting agreement, we will seek to have all vendors, service providers (other than our independent registered public accounting firm), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account.

As a result of this obligation, the claims that could be made against us are significantly limited and the likelihood that any claim that would result in any liability extending to the trust account is remote. Further, our sponsor may be liable only to the extent necessary to ensure that the amounts in the trust account are not reduced below: (1) $10.10 per public share; or (2) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account due to reductions in the value of the trust assets, in each case net of the amount of interest which may be withdrawn to pay taxes, except as to any claims by a third party who executed a waiver of any and all rights to seek access to the trust account and except as to any claims under our indemnity of the underwriters of the IPO against certain liabilities, including liabilities under the Securities Act. In the event that an executed waiver is deemed to be unenforceable against a third party, our sponsor will not be responsible to the extent of any liability for such third-party claims.

If we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the trust account, we cannot assure you we will be able to return $10.10 per share to our public stockholders. Additionally, if we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover some or all amounts received by our stockholders. Furthermore, our board may be viewed as having breached its fiduciary duty to our creditors and/or may have acted in bad faith, and thereby exposing itself and our company to claims of punitive damages, by paying public stockholders from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons. Please see “Item 1A. Risk Factors — If, after we distribute the proceeds in the trust account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, a bankruptcy court may seek to recover such proceeds, and the members of our board of directors may be viewed as having breached their fiduciary duties to our creditors, thereby exposing the members of our board of directors and us to claims of punitive damages.”

Our public stockholders will be entitled to receive funds from the trust account only upon the earliest to occur of: (1) the completion of our initial business combination and then, only in connection with those public shares that such stockholder has properly elected to redeem, subject to the limitations described in this annual report; (2) the redemption of any public shares properly submitted in connection with a stockholder vote to amend our second amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to allow redemptions in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 24 months from the closing of the IPO or (B) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity; and (3) the redemption of all of our public shares if we have not completed our initial business combination within 24 months from the closing of the IPO, subject to applicable law. In no other circumstances will a public stockholder have any right or interest of any kind to or in the trust account. In the event we seek stockholder approval in connection with our initial business combination, a stockholder’s voting in connection with our initial business combination alone will not result in a stockholder’s redeeming its shares to us for an applicable pro rata share of the trust account. Such stockholder must have also exercised its redemption rights described above. Holders of warrants will not have any rights of proceeds held in the trust account with respect to the warrants.

Second Amended and Restated Certificate of Incorporation

Our second amended and restated certificate of incorporation contains certain requirements and restrictions relating to the IPO that will apply to us until the consummation of our initial business combination. If we seek to amend any provisions of our second amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to allow redemptions in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 24 months from the closing of the IPO or (B) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity, we will provide public stockholders with the opportunity to redeem their public shares in connection with any such vote. Our initial stockholders, officers and directors have agreed to waive any redemption rights with respect to any founder shares and any public shares held by them in connection with the completion of our initial business combination. Specifically, our second amended and restated certificate of incorporation provides, among other things, that:

●	prior to the consummation of our initial business combination, we shall either: (1) seek stockholder approval of our initial business combination at a meeting called for such purpose, in connection with which, stockholders may seek to redeem their shares without voting, and if they do vote, irrespective of whether they vote for or against the proposed transaction, into their pro rata share of the aggregate amount then on deposit in the trust account, calculated as of two business days prior to the completion of our initial business combination, including interest (which interest shall be net of taxes payable); or (2) provide our public stockholders with the opportunity to tender their shares to us by means of a tender offer (and thereby avoid the need for a stockholder vote) for an amount equal to their pro rata share of the aggregate amount then on deposit in the trust account, calculated as of two business days prior to the completion of our initial business combination, including interest (which interest shall be net of taxes payable), in each case subject to the limitations described herein;
●	we will not redeem public shares in an amount that would cause our net tangible assets to be less than $5,000,001 (so that we do not then become subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our initial business combination and, if we seek stockholder approval of our initial business combination, we will proceed with the initial business combination if a majority of the outstanding shares voted are voted in favor of the initial business combination, or such other vote as required by law or stock exchange rule;
●	if we have not completed our initial business combination within 24 months from the closing of the IPO, we will: (1) cease all operations except for the purpose of winding up; (2) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (which interest shall be net of taxes payable, and less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law; and (3) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law; and

●	prior to our initial business combination, we may not issue additional shares of capital stock that would entitle the holders thereof to (1) receive funds from the trust account or (2) vote pursuant to our second amended and restated certificate of incorporation on any initial business combination or any amendments to our second amended and restated certificate of incorporation.

These provisions cannot be amended without the approval of holders of at least 65% of our outstanding common stock.

Additionally, our second amended and restated certificate of incorporation provides that, prior to our initial business combination, only holders of our Class B common stock will have the right to vote on the election of directors and that holders of a majority of the outstanding shares of our Class B common stock may remove a member of the board of directors for any reason.

Unless specified in our second amended and restated certificate of incorporation or bylaws, or as required by applicable law or stock exchange rules, the affirmative vote of holders of a majority of the outstanding shares of our common stock that are voted is required to approve any such matter voted on by our stockholders.

Facilities

We currently maintain our executive offices at 222 Bellevue Avenue, Newport, Rhode Island 02840. The cost for this space is included in the $20,000 per month fee that we will pay our sponsor for office space, administrative and support services.

Employees

We currently have four officers and do not intend to have any full-time employees prior to the completion of our initial business combination. Members of our management team are not obligated to devote any specific number of hours to our matters but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our initial business combination. The amount of time that any such person will devote in any time period to our company will vary based on whether a target business has been selected for our initial business combination and the current stage of the business combination process.

Periodic Reporting and Financial Information

Our units, Class A common stock and warrants are registered under the Exchange Act and we have reporting obligations, including the requirement that we file annual, quarterly and current reports with the SEC. The SEC maintains an internet site at http://www.sec.gov that contains such reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. In accordance with the requirements of the Exchange Act, our annual reports contain financial statements audited and reported on by our independent registered public accounting firm.

We will provide stockholders with audited financial statements of the prospective target business as part of the tender offer materials or proxy solicitation materials sent to shareholders to assist them in assessing the target business. These financial statements may be required to be prepared in accordance with, or be reconciled to United States generally accepted accounting principles (“GAAP”) or international financial reporting standards as promulgated by the international accounting standards board (“IFRS”), depending on the circumstances and the historical financial statements may be required to be audited in accordance with the standards of the Public Company Accounting Oversight Board (“PCAOB”). These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such financial statements in time for us to disclose such financial statements in accordance with federal proxy rules and complete our initial business combination within the completion window. We cannot assure you that any particular target business identified by us as a potential business combination candidate will have financial statements prepared in accordance with GAAP or that the potential target business will be able to prepare its financial statements in accordance with the requirements outlined above. To the extent that these requirements cannot be met, we may not be able to acquire the proposed target business. While this may limit the pool of potential business combination candidates, we do not believe that this limitation will be material.

We will be required to evaluate our internal control procedures for the fiscal year ending December 31, 2022 as required by the Sarbanes-Oxley Act. Only in the event we are deemed to be a large accelerated filer or an accelerated filer and no longer an emerging growth company will we be required to have our internal control procedures audited. A target business may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the JOBS Act. As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We intend to take advantage of the benefits of this extended transition period.

We will remain an emerging growth company until the earlier of: (1) the last day of the fiscal year (a) following March 15, 2026, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700 million as of the end of the prior fiscal year’s second fiscal quarter; and (2) the date on which we have issued more than $1.00 billion in non-convertible debt during the prior three-year period. References herein to “emerging growth company” shall have the meaning associated with it in the JOBS Act.

Legal Proceedings

There is no material litigation, arbitration or governmental proceeding currently pending against us or any members of our management team in their capacity as such, and we and the members of our management team have not been subject to any such proceeding in the 12 months preceding the date hereof.

Item 1A.Risk Factors.

An investment in our securities involves a high degree of risk. You should consider carefully all of the risks described below, together with the other information contained in this annual report, the prospectus associated with our IPO and the registration statement of which such prospectus forms a part before making a decision to invest in our securities. If any of the following events occur, our business, financial condition and operating results may be materially adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment.

Summary of Risk Factors

Our business is subject to numerous risks and uncertainties, including those highlighted in “Risk Factors” section of this annual report. These risks include, but are not limited to, risks associated with:

●	our ability to complete our initial business combination, including risks arising from the uncertainty resulting from the COVID-19 pandemic;
●	our public stockholders’ ability to exercise redemption rights;
●	the requirement that we complete our initial business combination within the prescribed time frame;

●	the possibility that NYSE may delist our securities from trading on its exchange;
●	being declared an investment company under the Investment Company Act;
●	complying with changing laws and regulations;
●	our ability to continue as a “going concern”;
●	our ability to select an appropriate target business or businesses;
●	the performance of the prospective target business or businesses;
●	the pool of prospective target businesses available to us and the ability of our officers and directors to generate a number of potential business combination opportunities;
●	the issuance of additional Class A common stock in connection with a business combination that may dilute the interest of our stockholders;
●	the incentives to our sponsor, officers and directors to complete a business combination to avoid losing their entire investment in us if our initial business combination is not completed;
●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination;
●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;
●	our ability to obtain additional financing to complete our initial business combination;
●	our ability to amend the terms of warrants in a manner that may be adverse to the holders of public warrants;
●	our ability to redeem your unexpired warrants prior to their exercise;
●	our public securities’ potential liquidity and trading; and
●	provisions in our second amended and restated certificate of incorporation and Delaware law that may have the effect of inhibiting a takeover of us and discouraging lawsuits against our directors and officers.

Risks Relating to Our Search for, and Consummation of or Inability to Consummate, an Initial Business Combination

Our public stockholders may not be afforded an opportunity to vote on our proposed initial business combination, which means we may complete our initial business combination even though a majority of our public stockholders do not support such a combination.

We may not hold a stockholder vote to approve our initial business combination unless the business combination would require stockholder approval under applicable law or stock exchange listing requirements or if we decide to hold a stockholder vote for business or other reasons. For instance, the NYSE rules currently allow us to engage in a tender offer in lieu of a stockholder meeting but would still require us to obtain stockholder approval if we were seeking to issue more than 20% of our outstanding shares to a target business as consideration in any business combination. Therefore, if we were structuring a business combination that required us to issue more than 20% of our outstanding shares, we would seek stockholder approval of such business combination. However, except as required by applicable law or stock exchange rules, the decision as to whether we will seek stockholder approval of a proposed business combination or will allow stockholders to sell their shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors, such as the timing of the transaction. Accordingly, we may consummate our initial business combination even if holders of a majority of our outstanding public shares do not approve of the business combination we consummate.

As the number of special purpose acquisition companies evaluating targets increases, attractive targets may become scarcer and there may be more competition for attractive targets. This could increase the cost of our initial business combination and could even result in our inability to find a target or to consummate an initial business combination.

In recent years, the number of special purpose acquisition companies that have been formed has increased substantially. Many potential targets for special purpose acquisition companies have already entered into an initial business combination, and there are still many special purpose acquisition companies seeking targets for their initial business combination, as well as many such companies currently in registration. As a result, at times, fewer attractive targets may be available, and it may require more time, effort and resources to identify and select a suitable target and to consummate an initial business combination.

In addition, because there are more special purpose acquisition companies seeking to enter into an initial business combination with available targets, the competition for available targets with attractive fundamentals or business models may increase, which could cause target companies to demand improved financial terms. Attractive deals could also become scarcer for other reasons, such as economic or industry sector downturns, geopolitical tensions or increases in the cost of additional capital needed to close business combinations or operate targets post-business combination. This could increase the cost of, delay or otherwise complicate or frustrate our ability to find and consummate an initial business combination and may result in our inability to consummate an initial business combination on terms favorable to our investors altogether.

If we seek stockholder approval of our initial business combination, our sponsor, officers and directors have agreed to vote in favor of such initial business combination, regardless of how our public stockholders vote.

Our initial stockholders, officers and directors have agreed (and their permitted transferees will agree) to vote any founder shares and any public shares held by them in favor of our initial business combination. As a result, in addition to our initial stockholders’ founder shares, we would need 6,562,501, or 37.5% (assuming all issued and outstanding shares are voted and the option to purchase additional units is not exercised), of the 17,500,000 public shares sold in the IPO to be voted in favor of a transaction, in order to have such initial business combination approved. We expect that our initial stockholders and their permitted transferees will own at least 20% of our outstanding shares of common stock at the time of any such stockholder vote. Accordingly, if we seek stockholder approval of our initial business combination, it is more likely that the necessary stockholder approval will be received than would be the case if our initial stockholders and their permitted transferees agreed to vote their founder shares in accordance with the majority of the votes cast by our public stockholders.

Your only opportunity to affect the investment decision regarding a potential business combination will be limited to the exercise of your right to redeem your shares from us for cash, unless we seek stockholder approval of such business combination.

At the time of your investment in us, you will not be provided with an opportunity to evaluate the specific merits or risks of any target businesses. Additionally, since our board of directors may complete a business combination without seeking stockholder approval, public stockholders may not have the right or opportunity to vote on the business combination. Accordingly, if we do not seek stockholder approval, your only opportunity to affect the investment decision regarding a potential business combination may be limited to exercising your redemption rights within the period of time (which will be at least 20 business days) set forth in our tender offer documents mailed to our public stockholders in which we describe our initial business combination.

The ability of our public stockholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into a business combination with a target.

We may seek to enter into a business combination transaction agreement with a prospective target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. If too many public stockholders exercise their redemption rights, we would not be able to meet such closing condition and, as a result, would not be able to proceed with the business combination. The amount of the deferred underwriting commissions payable to the underwriters will not be adjusted for any shares that are redeemed in connection with a business combination and such amount of deferred underwriting discount is not available for us to use as consideration in an initial business combination. Furthermore, we will not redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 (so that we do not then become subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our initial business combination. Consequently, if accepting all properly submitted redemption requests would cause our net tangible assets to be less than $5,000,001 or such greater amount necessary to satisfy a closing condition as described above, we would not proceed with such redemption and the related business combination and may instead search for an alternate business combination (including, potentially, with the same target). Prospective targets will be aware of these risks and, thus, may be reluctant to enter into a business combination transaction with us. If we are able to consummate an initial business combination, the per-share value of shares held by non-redeeming stockholders will reflect our obligation to pay the deferred underwriting commissions.

The ability of our public stockholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure.

At the time we enter into an agreement for our initial business combination, we will not know how many stockholders may exercise their redemption rights and, therefore, we will need to structure the transaction based on our expectations as to the number of shares that will be submitted for redemption. If our initial business combination agreement requires us to use a portion of the cash in the trust account to pay the purchase price or requires us to have a minimum amount of cash at closing, we will need to reserve a portion of the cash in the trust account to meet such requirements or arrange for third-party financing. In addition, if a larger number of shares is submitted for redemption than we initially expected, we may need to restructure the transaction to reserve a greater portion of the cash in the trust account or arrange for third-party financing. Raising additional third-party financing may involve dilutive equity issuances or the incurrence of indebtedness at higher than desirable levels. The above considerations may limit our ability to complete the most desirable business combination available to us or optimize our capital structure.

We may engage any of our underwriters or their respective affiliates to provide additional services to us after the IPO, which may include acting as financial advisor in connection with an initial business combination or as placement agent in connection with any related financing transactions. Our underwriters are entitled to receive deferred commissions that will be released from the trust only upon a completion of an initial business combination. These financial incentives may cause them to have potential conflicts of interest in rendering any such additional services to us after the IPO, including, for example, in connection with the sourcing and consummation of an initial business combination.

We may engage any of our underwriters or their respective affiliates to provide additional services to us after the IPO, including, for example, identifying potential targets, providing financial advisory services, acting as a placement agent in a private offering or arranging debt financing. We may pay such underwriters or their respective affiliates fair and reasonable fees or other compensation that would be determined at that time in an arm’s-length negotiation; provided that no agreement will be entered into with any of our underwriters or their respective affiliates and no fees or other compensation for such services will be paid to any of the underwriters or their respective affiliates prior to the date that is 60 days from the date of the IPO, unless FINRA determines that such payment would not be deemed underwriters’ compensation in connection with the IPO. Our underwriters are also entitled to receive deferred commissions that are conditioned on the completion of an initial business combination. The underwriters’ or their respective affiliates’ financial interests tied to the consummation of a business combination transaction may give rise to potential conflicts of interest in providing any such additional services to us, including potential conflicts of interest in connection with the sourcing and consummation of an initial business combination.

The ability of our public stockholders to exercise redemption rights with respect to a large number of our shares could increase the probability that our initial business combination would be unsuccessful and that you would have to wait for liquidation in order to redeem your stock.

If our initial business combination agreement requires us to use a portion of the cash in the trust account to pay the purchase price, or requires us to have a minimum amount of cash at closing, the probability that our initial business combination would be unsuccessful increases. If our initial business combination is unsuccessful, you would not receive your pro rata portion of the trust account until we liquidate the trust account. If you are in need of immediate liquidity, you could attempt to sell your stock in the open market; however, at such time our stock may trade at a discount to the pro rata amount per share in the trust account. In either situation, you may suffer a material loss on your investment or lose the benefit of funds expected in connection with our redemption until we liquidate or you are able to sell your stock in the open market.

The requirement that we complete our initial business combination within the prescribed time frame may give potential target businesses leverage over us in negotiating a business combination and may limit the time we have in which to conduct due diligence on potential business combination targets, in particular as we approach our dissolution deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for our stockholders.

Any potential target business with which we enter into negotiations concerning a business combination will be aware that we must complete our initial business combination within 24 months from the closing of the IPO. Consequently, such target business may obtain leverage over us in negotiating a business combination, knowing that if we do not complete our initial business combination with that particular target business, we may be unable to complete our initial business combination with any target business. This risk will increase as we get closer to the end of the time frame described above. In addition, we may have limited time to conduct due diligence and may enter into our initial business combination on terms that we would have rejected upon a more comprehensive investigation.

We may not be able to complete our initial business combination within the prescribed time frame, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate, in which case our public stockholders may receive only $10.10 per share, or less than such amount in certain circumstances, and our warrants will expire worthless.

Our sponsor, officers and directors have agreed that we must complete our initial business combination within 24 months from the closing of the IPO. We may not be able to find a suitable target business and complete our initial business combination within such time period. Our ability to complete our initial business combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein, including as a result of terrorist attacks, natural disasters or a significant outbreak of infectious diseases. For example, the outbreak of COVID-19 continues to grow both in the U.S. and globally and, while the extent of the impact of the outbreak on us will depend on future developments, it could limit our ability to complete our initial business combination, including as a result of increased market volatility, decreased market liquidity and third-party financing being unavailable on terms acceptable to us or at all. Additionally, the outbreak of COVID-19 and other events (such as terrorist attacks, natural disasters or a significant outbreak of other infectious diseases) may negatively impact businesses we may seek to acquire. Additionally, financial markets may be adversely affected by current or anticipated military conflict, including the conflict in Ukraine and the surrounding region, terrorism, sanctions or other geopolitical events globally. It may also have the effect of heightening many of the other risks described in this “Risk Factors” section, such as those related to the market for our securities and cross-border transactions.

If we have not completed our initial business combination within 24 months from the closing of the IPO or during any Extension Period, we will: (1) cease all operations except for the purpose of winding up; (2) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (which interest shall be net of taxes payable, and less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any); and (3) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. In such case, our public stockholders may receive only $10.10 per share, or less than $10.10 per share, on the redemption of their shares, and our warrants will expire worthless. See “— If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than $10.10 per share” and other risk factors herein.

Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by COVID-19 outbreak and other events and the status of debt and equity markets.

In December 2019, a novel strain of coronavirus was reported to have surfaced, which has and is continuing to spread throughout parts of the world, including the United States. On January 30, 2020, the World Health Organization declared the outbreak of COVID-19 a “Public Health Emergency of International Concern.” On January 31, 2020, U.S. Health and Human Services Secretary Alex M. Azar II declared a public health emergency for the United States to aid the U.S. healthcare community in responding to COVID-19 and, on March 11, 2020, the World Health Organization characterized the outbreak as a “pandemic.” The COVID-19 outbreak has adversely affected, and other events (such as terrorist attacks, natural disasters or a significant outbreak of other infectious diseases) could adversely affect, economies and financial markets worldwide, business operations and the conduct of commerce generally, and the business of any potential target business with which we consummate a business combination could be, or may already have been, materially and adversely affected. Furthermore, we may be unable to complete a business combination if concerns relating to COVID-19 continue to restrict travel or limit the ability to have meetings with potential investors, or the target company’s personnel, vendors and services providers are unavailable to negotiate and consummate a transaction in a timely manner. The extent to which COVID-19 impacts our search for a business combination depends on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others. In addition, if any treatment or vaccine for COVID-19 is ineffective or underutilized, any impact on our business may be prolonged. If the disruptions posed by COVID-19 or other events (such as terrorist attacks, natural disasters or a significant outbreak of other infectious diseases) continue for an extensive period of time, our ability to consummate a business combination, or the operations of a target business with which we ultimately consummate a business combination, may be materially adversely affected.

In addition, our ability to consummate a transaction may be dependent on the ability to raise equity and debt financing which may be impacted by COVID-19 and other events (such as terrorist attacks, natural disasters or a significant outbreak of other infectious diseases), including as a result of increased market volatility and decreased market liquidity and third-party financing being unavailable on terms acceptable to us or at all.

Finally, the outbreak of COVID-19 may also have the effect of heightening many of the other risks described in this “Risk Factors” section, such as those related to the market for our securities and cross border transactions.

The securities in which we invest the proceeds held in the trust account could bear a negative rate of interest, which could reduce the interest income available for payment of taxes or reduce the value of the assets held in trust such that the per share redemption amount received by public stockholders may be less than $10.10 per share.

The net proceeds of the IPO and certain proceeds from the sale of the private placement warrants, in the amount of $176,750,000, are held in an interest-bearing trust account. The proceeds held in the trust account may only be invested in direct U.S. government securities with a maturity of 185 days or less, or in certain money market funds which invest only in direct U.S. Treasury obligations. While short-term U.S. government treasury obligations currently yield a positive rate of interest, they have briefly yielded negative interest rates in recent years. Central banks in Europe and Japan pursued interest rates below zero in recent years, and the Open Market Committee of the Federal Reserve has not ruled out the possibility that it may in the future adopt similar policies in the United States. In the event of very low or negative yields, the amount of interest income (which we may withdraw to pay income taxes, if any) would be reduced. In the event that we are unable to complete our initial business combination, our public stockholders are entitled to receive their share of the proceeds held in the trust account, plus any interest income. If the balance of the trust account is reduced below $176,750,000 as a result of negative interest rates, the amount of funds in the trust account available for distribution to our public stockholders may be reduced below $10.10 per share.

If we seek stockholder approval of our initial business combination, our sponsor, directors, officers, advisors or any of their respective affiliates may enter into certain transactions, including purchasing shares or warrants from the public, which may influence the outcome of our proposed business combination and reduce the public “float” of our securities.

If we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our sponsor, directors, officers, advisors or any of their respective affiliates may purchase public shares or public warrants or a combination thereof in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination, although they are under no obligation or other duty to do so. Such a purchase may include a contractual acknowledgement that such public stockholder, although still the record holder of our shares is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights. In the event that our sponsor, directors, officers, advisors or any of their respective affiliates purchase public shares in privately negotiated transactions from public stockholders who have already elected to exercise their redemption rights, such selling public stockholders would be required to revoke their prior elections to redeem their shares. The price per share paid in any such transaction may be different than the amount per share a public stockholder would receive if it elected to redeem its shares in connection with our initial business combination. Additionally, at any time at or prior to our initial business combination, subject to applicable securities laws (including with respect to material nonpublic information), our sponsor, directors, officers, advisors or any of their affiliates may enter into transactions with investors and others to provide them with incentives to acquire public shares, vote their public shares in favor of our initial business combination or not redeem their public shares. However, such persons have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. The purpose of any such transaction could be to (1) vote such shares in favor of the initial business combination and thereby increase the likelihood of obtaining stockholder approval of the initial business combination, (2) reduce the number of public warrants outstanding or to vote such warrants on any matters submitted to the warrant holders for approval in connection with our initial business combination or (3) satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial business combination, where it appears that such requirement would otherwise not be met. Any such transactions may result in the completion of our initial business combination that may not otherwise have been possible.

In addition, if such purchases are made, the public “float” of our Class A common stock or warrants and the number of beneficial holders of our securities may be reduced, possibly making it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange.

If a stockholder fails to receive notice of our offer to redeem our public shares in connection with our initial business combination, or fails to comply with the procedures for tendering its shares, such shares may not be redeemed.

We will comply with the tender offer rules or proxy rules, as applicable, when conducting redemptions in connection with our initial business combination. Despite our compliance with these rules, if a stockholder fails to receive our tender offer or proxy materials, as applicable, such stockholder may not become aware of the opportunity to redeem its shares. In addition, the tender offer documents or proxy materials, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will describe the various procedures that must be complied with in order to validly tender or redeem public shares. For example, we may require our public stockholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to either tender their certificates to our transfer agent prior to the date set forth in the tender offer or proxy materials documents mailed to such holders, or up to two business days prior to the scheduled vote on the proposal to approve the initial business combination in the event we distribute proxy materials, or to deliver their shares to the transfer agent electronically. In the event that a stockholder fails to comply with these procedures, its shares may not be redeemed.

You will not have any rights or interests in funds from the trust account, except under certain limited circumstances. To liquidate your investment, therefore, you may be forced to sell your public shares or warrants, potentially at a loss.

Our public stockholders will be entitled to receive funds from the trust account only upon the earliest to occur of: (1) the completion of our initial business combination, and then only in connection with those shares of Class A common stock that such stockholder properly elected to redeem, subject to the limitations described herein; (2) the redemption of any public shares properly submitted in connection with a stockholder vote to amend our second amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to allow redemptions in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 24 months from the closing of the IPO or (B) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity; and (3) the redemption of all of our public shares if we have not completed our initial business combination within 24 months from the closing of the IPO, subject to applicable law and as further described herein. In addition, if we have not completed an initial business combination within the required time period for any reason, compliance with Delaware law may require that we submit a plan of dissolution to our then-existing stockholders for approval prior to the distribution of the proceeds held in our trust account. In that case, public stockholders may be forced to wait beyond the end of such period before they receive funds from our trust account. In no other circumstances will a public stockholder have any right or interest of any kind in or to the trust account. Holders of warrants will not have any right to the proceeds held in the trust account with respect to the warrants. Accordingly, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our initial business combination. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.10 per share, or less in certain circumstances, on our redemption of their stock, and our warrants will expire worthless.

We expect to encounter intense competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities, domestic and international, competing for the types of businesses we intend to acquire. Many of these individuals and entities are well-established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess greater technical, human and other resources or more local industry knowledge than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there will be numerous target businesses, we could potentially acquire with the net proceeds of the IPO and the sale of the private placement warrants, our ability to compete with respect to the acquisition of certain target businesses that are sizable will be limited by our available financial resources. Our sponsor or any of its affiliates may make additional investments in us, although our sponsor and its affiliates have no obligation or other duty to do so. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, our obligation to pay cash in connection with our public stockholders who exercise their redemption rights may reduce the resources available to us for our initial business combination and our outstanding warrants, and the future dilution they potentially represent, may not be viewed favorably by target businesses. Any of these factors may place us at a competitive disadvantage in successfully negotiating and completing an initial business combination. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.10 per share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless. See

“— If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than $10.10 per share” and other risk factors herein.

If the funds not being held in the trust account are insufficient to allow us to operate for at least the 24 months following the closing of the IPO, we may be unable to complete our initial business combination.

The funds available to us outside of the trust account may not be sufficient to allow us to operate for at least the 24 months following the closing of the IPO, assuming that our initial business combination is not completed during that time. We expect to incur significant costs in pursuit of our acquisition plans. Management’s plans to address this need for capital through the IPO and potential loans from certain of our affiliates are discussed under “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” However, our affiliates are not obligated to make loans to us in the future, and we may not be able to raise additional financing from unaffiliated parties necessary to fund our expenses. Any such event in the future may negatively impact the analysis regarding our ability to continue as a going concern at such time.

The funds available to us outside of the trust account will be sufficient to allow us to operate for at least the 24 months following the closing of the IPO; however, we cannot assure you that our estimate is accurate. Of the funds available to us, we could use a portion of the funds available to us to pay commitment fees for financing, fees to consultants to assist us with our search for a target business or as a down payment or to fund a “no-shop” provision (a provision in letters of intent or merger agreements designed to keep target businesses from “shopping” around for transactions with other companies or investors on terms more favorable to such target businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we entered into an agreement where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a prospective target business. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.10 per share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless. See “— If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than $10.10 per share” and other risk factors herein.

If the net proceeds of the IPO and the sale of the private placement warrants not being held in the trust account are insufficient, it could limit the amount available to fund our search for a target business or businesses and complete our initial business combination and we will depend on loans from our sponsor or management team to fund our search, to pay our taxes and to complete our initial business combination. If we are unable to obtain such loans, we may be unable to complete our initial business combination.

Of the net proceeds of the IPO and the sale of the private placement warrants, only approximately $850,000 will be available to us initially outside the trust account to fund our working capital requirements. In the event that our offering expenses exceed our estimate of $1,150,000, we may fund such excess with funds not to be held in the trust account. In such case, the amount of funds we intend to be held outside the trust account would decrease by a corresponding amount. Conversely, in the event that the offering expenses are less than our estimate of $1,150,000, the amount of funds we intend to be held outside the trust account would increase by a corresponding amount. If we are required to seek additional capital, we would need to borrow funds from our sponsor, management team or other third parties to operate or may be forced to liquidate. Neither our sponsor, members of our management team nor any of their respective affiliates is under any obligation or other duty to loan funds to, or invest in, us in such circumstances. Any such loans may be repaid only from funds held outside the trust account or from funds released to us upon completion of our initial business combination. If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. In such case, our public stockholders may receive only $10.10 per share, or less in certain circumstances, and our warrants will expire worthless. See “— If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than $10.10 per share” and other risk factors herein.

Subsequent to our completion of our initial business combination, we may be required to subsequently take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and the price of our securities, which could cause you to lose some or all of your investment.

Even if we conduct extensive due diligence on a target business with which we combine, we cannot assure you that this diligence will identify all material issues that may be present with a particular target business, that it would be possible to uncover all material issues through a customary amount of due diligence, or that factors outside of the target business and outside of our control will not later arise. As a result of these factors, we may be forced to later write-down or write-off assets, restructure our operations, or incur impairment or other charges that could result in our reporting losses. Even if our due diligence successfully identifies certain risks, unexpected risks may arise and previously known risks may materialize in a manner not consistent with our preliminary risk analysis. Even though these charges may be non-cash items and not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us or our securities. In addition, charges of this nature may cause us to violate net worth or other covenants to which we may be subject as a result of assuming pre-existing debt held by a target business or by virtue of our obtaining post-combination debt financing. Accordingly, any stockholders or warrant holders who choose to remain a stockholder or warrant holder following our initial business combination could suffer a reduction in the value of their securities. Such stockholders or warrant holders are unlikely to have a remedy for such reduction in value.

If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than $10.10 per share.

Our placing of funds in the trust account may not protect those funds from third-party claims against us. Although we will seek to have all vendors, service providers (other than our independent registered public accounting firm), prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public stockholders, such parties may not execute such agreements, or even if they execute such agreements they may not be prevented from bringing claims against the trust account, including, but not limited to, fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative. Making such a request of potential target businesses may make our acquisition proposal less attractive to them and, to the extent prospective target businesses refuse to execute such a waiver, it may limit the field of potential target businesses that we might pursue. Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third-party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where we are unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. Upon redemption of our public shares, if we have not completed our initial business combination within the prescribed time frame, or upon the exercise of a redemption right in connection with our initial business combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the 10 years following redemption. Accordingly, the per-share redemption amount received by public stockholders could be less than the $10.10 per share initially held in the trust account, due to claims of such creditors.

Our sponsor has agreed that it will be liable to us if and to the extent any claims by a third party for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amount of funds in the trust account to below: (1) $10.10 per public share; or (2) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account due to reductions in the value of the trust assets, in each case net of the amount of interest which may be withdrawn to pay taxes, except as to any claims by a third party who executed a waiver of any and all rights to seek access to the trust account and except as to any claims under our indemnity of the underwriters of the IPO against certain liabilities, including liabilities under the Securities Act. Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, our sponsor will not be responsible to the extent of any liability for such third-party claims. We have not independently verified whether our sponsor has sufficient funds to satisfy its indemnity obligations and believe that our sponsor’s only assets are securities of our company. Our sponsor may not have sufficient funds available to satisfy those obligations. We have not asked our sponsor to reserve for such obligations, and therefore, no funds are currently set aside to cover any such obligations. As a result, if any such claims were successfully made against the trust account, the funds available for our initial business combination and redemptions could be reduced to less than $10.10 per public share. In such event, we may not be able to complete our initial business combination, and you would receive such lesser amount per share in connection with any redemption of your public shares. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

Our independent directors may decide not to enforce the indemnification obligations of our sponsor, resulting in a reduction in the amount of funds in the trust account available for distribution to our public stockholders.

In the event that the proceeds in the trust account are reduced below the lesser of: (1) $10.10 per public share; or (2) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account due to reductions in the value of the trust assets, in each case net of the amount of interest which may be withdrawn to pay taxes, and our sponsor asserts that it is unable to satisfy its obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so in certain instances. For example, the cost of such legal action may be deemed by the independent directors to be too high relative to the amount recoverable or the independent directors may determine that a favorable outcome is not likely. If our independent directors choose not to enforce these indemnification obligations, the amount of funds in the trust account available for distribution to our public stockholders may be reduced below $10.10 per share.

If, after we distribute the proceeds in the trust account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, a bankruptcy court may seek to recover such proceeds, and the members of our board of directors may be viewed as having breached their fiduciary duties to our creditors, thereby exposing the members of our board of directors and us to claims of punitive damages.

If, after we distribute the proceeds in the trust account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover some or all amounts received by our stockholders. In addition, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or having acted in bad faith by paying public stockholders from the trust account prior to addressing the claims of creditors, thereby exposing itself and us to claims of punitive damages.

If, before distributing the proceeds in the trust account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the claims of creditors in such proceeding may have priority over the claims of our stockholders and the per share amount that would otherwise be received by our stockholders in connection with our liquidation may be reduced.

If, before distributing the proceeds in the trust account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the trust account, the per share amount that would otherwise be received by our public stockholders in connection with our liquidation would be reduced.

If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our initial business combination.

If we are deemed to be an investment company under the Investment Company Act, our activities may be restricted, including:

●	restrictions on the nature of our investments; and
●	restrictions on the issuance of securities;

each of which may make it difficult for us to complete our initial business combination.

In addition, we may have imposed upon us burdensome requirements, including:

●	registration as an investment company with the SEC;
●	adoption of a specific form of corporate structure; and
●	reporting, record keeping, voting, proxy and disclosure requirements and compliance with other rules and regulations that we are currently not subject to.

In order not to be regulated as an investment company under the Investment Company Act, unless we can qualify for an exclusion, we must ensure that we are engaged primarily in a business other than investing, reinvesting or trading of securities and that our activities do not include investing, reinvesting, owning, holding or trading “investment securities” constituting more than 40% of our total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. Our business will be to identify and complete a business combination and thereafter to operate the post-transaction business or assets for the long term. We do not plan to buy businesses or assets with a view to resale or profit from their resale. We do not plan to buy unrelated businesses or assets or to be a passive investor.

We do not believe that our anticipated principal activities will subject us to the Investment Company Act. To this end, the proceeds held in the trust account may only be invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Pursuant to the trust agreement, the trustee is not permitted to invest in other securities or assets. By restricting the investment of the proceeds to these instruments, and by having a business plan targeted at acquiring and growing businesses for the long term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), we intend to avoid being deemed an “investment company” within the meaning of the Investment Company Act. The trust account is intended as a holding place for funds pending the earliest to occur of: (i) the completion of our primary business objective, which is a business combination; (ii) the redemption of any public shares properly submitted in connection with a stockholder vote to amend our second amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to allow redemptions in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 24 months from the closing of the IPO or (B) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity; and (iii) absent a business combination, our return of the funds held in the trust account to our public stockholders as part of our redemption of the public shares. If we do not invest the proceeds as discussed above, we may be deemed to be subject to the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to consummate our initial business combination. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.10 per share on the liquidation of our trust account and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.10 per share on the redemption of their shares. See “— If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than $10.10 per share” and other risk factors herein.

Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination, and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments. In particular, we are required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete our initial business combination, and results of operations.

Because we are neither limited to evaluating target businesses in a particular industry, sector or geographic area nor have we selected any specific target businesses with which to pursue our initial business combination, you will be unable to ascertain the merits or risks of any particular target business’s operations.

We may seek to complete a business combination with an operating company in any industry or sector, including the food and beverage, consumer goods, automotive and hospitality sectors. However, we will not, under our second amended and restated certificate of incorporation, be permitted to effectuate our initial business combination solely with another blank check company or similar company with nominal operations. Because we have not selected any specific business combination target and we have not, nor has anyone on our behalf, engaged in any substantive discussions, directly or indirectly, with any business combination target with respect to an initial business combination with us, there is no basis to evaluate the possible merits or risks of any particular target business’s operations, results of operations, cash flows, liquidity, financial condition or prospects. To the extent we complete our initial business combination, we may be affected by numerous risks inherent in the business operations with which we combine. For example, if we combine with a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by the risks inherent in the business and operations of a financially unstable or a development stage entity. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors or that we will have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business. We also cannot assure you that an investment in our units will ultimately prove to be more favorable to investors than a direct investment, if such opportunity were available, in a business combination target. Accordingly, any stockholders or warrant holders who choose to remain a stockholder or warrant holder following our initial business combination could suffer a reduction in the value of their securities. Such stockholders or warrant holders are unlikely to have a remedy for such reduction in value.

Although we have identified general criteria and guidelines that we believe are important in evaluating prospective target businesses, we may enter into our initial business combination with a target that does not meet such criteria and guidelines, and as a result, the target business with which we enter into our initial business combination may not have attributes entirely consistent with our general criteria and guidelines.

Although we have identified general criteria and guidelines for evaluating prospective target businesses, it is possible that a target business with which we enter into our initial business combination will not have all of these positive attributes. If we complete our initial business combination with a target that does not meet some or all of these criteria and guidelines, such combination may not be as successful as a combination with a business that does meet all of our general criteria and guidelines. In addition, if we announce a prospective business combination with a target that does not meet our general criteria and guidelines, a greater number of stockholders may exercise their redemption rights, which may make it difficult for us to meet any closing condition with a target business that requires us to have a minimum net worth or a certain amount of cash. In addition, if stockholder approval of the transaction is required by applicable law or stock exchange rules, or we decide to obtain stockholder approval for business or other reasons, it may be more difficult for us to attain stockholder approval of our initial business combination if the target business does not meet our general criteria and guidelines. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.10 per share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.

We may seek acquisition opportunities in acquisition targets that may be outside of our management’s areas of expertise.

We will consider a business combination outside of our management’s areas of expertise if such business combination candidate is presented to us and we determine that such candidate offers an attractive acquisition opportunity for our company. In the event we elect to pursue an acquisition outside of the areas of our management’s expertise, our management’s expertise may not be directly applicable to its evaluation or operation, and the information contained in this annual report regarding the areas of our management’s expertise would not be relevant to an understanding of the business that we elect to acquire. As a result, our management may not be able to adequately ascertain or assess all of the significant risk factors relevant to such acquisition. Accordingly, any stockholders or warrant holders who choose to remain a stockholder or warrant holder following our initial business combination could suffer a reduction in the value of their securities. Such stockholders or warrant holders are unlikely to have a remedy for such reduction in value.

We may seek acquisition opportunities with an early-stage company, a financially unstable business or an entity lacking an established record of revenue or earnings, which could subject us to volatile revenues or earnings, intense competition and difficulties in obtaining and retaining key personnel.

To the extent we complete our initial business combination with an early-stage company, a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by numerous risks inherent in the operations of the business with which we combine. These risks include investing in a business without a proven business model and with limited historical financial data, volatile revenues or earnings, intense competition and difficulties in obtaining and retaining key personnel. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we may not be able to properly ascertain or assess all of the significant risk factors. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business.

We are not required to obtain an opinion from an independent investment banking firm or from an independent accounting firm regarding fairness. Consequently, you may have no assurance from an independent source that the price we are paying for the business is fair to our company from a financial point of view.

Unless we complete our initial business combination with an affiliated entity, we are not required to obtain an opinion from an independent investment banking firm or from an independent accounting firm that the price we are paying is fair to our company from a financial point of view. If no opinion is obtained, our stockholders will be relying on the judgment of our board of directors, who will determine fair market value based on standards generally accepted by the financial community. Such standards used will be disclosed in our tender offer documents or proxy solicitation materials, as applicable, related to our initial business combination.

We may issue additional shares of Class A common stock or preferred stock to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. We may also issue shares of Class A common stock upon the conversion of the Class B common stock at a ratio greater than one-to-one at the time of our initial business combination as a result of the anti-dilution provisions described herein. Any such issuances would dilute the interest of our stockholders and likely present other risks.

Our second amended and restated certificate of incorporation authorizes the issuance of up to 200,000,000 shares of Class A common stock, par value $0.0001 per share, and 20,000,000 shares of Class B common stock, par value $0.0001 per share, and 1,000,000 shares of undesignated preferred stock, par value $0.0001 per share. Upon the closing of the IPO, there were 182,500,000 and 15,625,000 authorized but unissued shares of Class A and Class B common stock available, respectively, for issuance, which amount takes into account shares reserved for issuance upon exercise of outstanding warrants but not upon the conversion of the Class B common stock. Shares of Class B common stock are automatically convertible into shares of our Class A common stock at the time of our initial business combination, or earlier at the option of the holder, initially at a one-for-one ratio but subject to adjustment as set forth herein. Upon the closing of the IPO, there were no shares of preferred stock issued and outstanding.

We may issue a substantial number of additional shares of Class A common stock, and may issue shares of preferred stock, in order to complete our initial business combination (including pursuant to a specified future issuance) or under an employee incentive plan after completion of our initial business combination. We may also issue shares of Class A common stock to redeem the warrants as described under “Description of Securities — Warrants — Public Stockholders’ Warrants — Redemption of warrants when the price per share of Class A common stock equals or exceeds $10.00” or upon conversion of the Class B common stock at a ratio greater than one-to-one at the time of our initial business combination as a result of the anti-dilution provisions described herein. However, our second amended and restated certificate of incorporation provides, among other things, that prior to our initial business combination, we may not issue additional shares of capital stock that would entitle the holders thereof to (1) receive funds from the trust account or (2) vote pursuant to our second amended and restated certificate of incorporation on any initial business combination or any amendments to our second amended and restated certificate of incorporation. The issuance of additional shares of common or preferred stock:

●	may significantly dilute the equity interest of investors in the IPO, which dilution would increase if the anti-dilution provisions in the Class B common stock resulted in the issuance of Class A shares on a greater than one-to-one basis upon conversion of the Class B common stock;

●	may subordinate the rights of holders of common stock if preferred stock is issued with rights senior to those afforded our common stock;
●	could cause a change of control if a substantial number of shares of our common stock is issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors;
●	may have the effect of delaying or preventing a change of control of us by diluting the stock ownership or voting rights of a person seeking to obtain control of us;
●	may adversely affect prevailing market prices for our units, Class A common stock and/or warrants; and
●	may not result in adjustment to the exercise price of our warrants.

Resources could be wasted in researching acquisitions that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.10 per share, or less than such amount in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.

We anticipate that the investigation of each specific target business and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys and others. If we decide not to complete a specific initial business combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, if we reach an agreement relating to a specific target business, we may fail to complete our initial business combination for any number of reasons including those beyond our control. Any such event will result in a loss to us of the related costs incurred which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.10 per share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless. See “— If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than $10.10 per share” and other risk factors herein.

We may only be able to complete one business combination with the proceeds of the IPO and the sale of the private placement warrants, which will cause us to be solely dependent on a single business which may have a limited number of products or services. This lack of diversification may materially negatively impact our operations and profitability.

The net proceeds from the IPO and the sale of the private placement warrants provided us with $176,750,000 that we may use to complete our initial business combination (which includes $6,125,000 of deferred underwriting commissions being held in the trust account, and excludes estimated offering expenses of $3,500,000).

We may effectuate our initial business combination with a single target business or multiple target businesses simultaneously or within a short period of time. However, we may not be able to effectuate our initial business combination with more than one target business because of various factors, including the existence of complex accounting issues and the requirement that we prepare and file pro forma financial statements with the SEC that present operating results and the financial condition of several target businesses as if they had been operated on a combined basis. By completing our initial business combination with only a single entity our lack of diversification may subject us to numerous economic, competitive and regulatory risks. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry. Accordingly, the prospects for our success may be:

●	solely dependent upon the performance of a single business, property or asset; or
●	dependent upon the development or market acceptance of a single or limited number of products, processes or services.

This lack of diversification may subject us to numerous economic, competitive and regulatory risks, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to our initial business combination.

We may attempt to simultaneously complete business combinations with multiple prospective targets, which may hinder our ability to complete our initial business combination and give rise to increased costs and risks that could negatively impact our operations and profitability.

If we determine to simultaneously acquire several businesses that are owned by different sellers, we will need for each of such sellers to agree that our purchase of its business is contingent on the simultaneous closings of the other business combinations, which may make it more difficult for us, and delay our ability, to complete our initial business combination. With multiple business combinations, we could also face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence investigations (if there are multiple sellers) and the additional risks associated with the subsequent assimilation of the operations and services or products of the acquired companies in a single operating business. If we are unable to adequately address these risks, it could negatively impact our profitability and results of operations.

We may attempt to complete our initial business combination with a private company about which little information is available, which may result in a business combination with a company that is not as profitable as we suspected, if at all.

In pursuing our acquisition strategy, we may seek to effectuate our initial business combination with a privately held company. Very little public information generally exists about private companies, and we could be required to make our decision on whether to pursue a potential initial business combination on the basis of limited information, which may result in a business combination with a company that is not as profitable as we suspected, if at all.

Our management may not be able to maintain control of a target business after our initial business combination. We cannot provide assurance that, upon loss of control of a target business, new management will possess the skills, qualifications or abilities necessary to profitably operate such business.

We may structure our initial business combination so that the post-transaction company in which our public stockholders own or acquire shares will own less than 100% of the outstanding equity interests or assets of a target business, but we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target business sufficient for us not to be required to register as an investment company under the Investment Company Act. We will not consider any transaction that does not meet such criteria. Even if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target, our stockholders prior to our initial business combination may collectively own a minority interest in the post business combination company, depending on valuations ascribed to the target and us in our initial business combination. For example, we could pursue a transaction in which we issue a substantial number of new shares of common stock in exchange for all of the outstanding capital stock of a target, or issue a substantial number of new shares to third parties in connection with financing our initial business combination. In such cases, we would acquire a 100% interest in the target. However, as a result of the issuance of a substantial number of new shares of common stock, our stockholders immediately prior to such transaction could own less than a majority of our outstanding shares of common stock subsequent to such transaction. In addition, other minority stockholders may subsequently combine their holdings resulting in a single person or group obtaining a larger share of the company’s stock than we initially acquired. Accordingly, this may make it more likely that our management will not be able to maintain our control of the target business.

We do not have a specified maximum redemption threshold. The absence of such a redemption threshold may make it possible for us to complete our initial business combination with which a substantial majority of our stockholders do not agree.

Our second amended and restated certificate of incorporation does not provide a specified maximum redemption threshold, except that we will not redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 (so that we do not then become subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our initial business combination. As a result, we may be able to complete our initial business combination even though a substantial majority of our public stockholders do not agree with the transaction and have redeemed their shares or, if we seek stockholder approval of our initial business combination and do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, have entered into privately negotiated agreements to sell their shares to our sponsor, officers, directors, advisors or any of their respective affiliates. In the event the aggregate cash consideration we would be required to pay for all shares of common stock that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceed the aggregate amount of cash available to us, we will not complete the business combination or redeem any shares, all shares of common stock submitted for redemption will be returned to the holders thereof, and we instead may search for an alternate business combination (including, potentially, with the same target).

The exercise price for the public warrants is higher than in some other blank check company offerings, and, accordingly, the warrants are more likely to expire worthless.

The exercise price of the public warrants is higher than in some other blank check companies. For example, historically, the exercise price of a warrant was often a fraction of the purchase price of the units in the initial public offering. The exercise price for our public warrants is $11.50 per share, subject to adjustments as provided herein. As a result, the warrants are less likely to ever be in the money and more likely to expire worthless.

In order to effectuate an initial business combination, blank check companies have, in the recent past, amended various provisions of their charters and modified governing instruments, including their warrant agreements. We cannot assure you that we will not seek to amend our second amended and restated certificate of incorporation or governing instruments, including our warrant agreement, in a manner that will make it easier for us to complete our initial business combination that some of our stockholders or warrant holders may not support.

In order to effectuate an initial business combination, blank check companies have, in the recent past, amended various provisions of their charters and modified governing instruments, including their warrant agreements. For example, blank check companies have amended the definition of business combination, increased redemption thresholds, extended the time to consummate an initial business combination and, with respect to their warrants, amended their warrant agreements to require the warrants to be exchanged for cash and/or other securities. We cannot assure you that we will not seek to amend our charter or governing instruments or extend the time to consummate an initial business combination in order to effectuate our initial business combination. To the extent any such amendment would be deemed to fundamentally change the nature of any of the securities offered through the registration statement, we would register, or seek an exemption from registration for, the affected securities.

Certain provisions of our second amended and restated certificate of incorporation that relate to our pre-business combination activity (and corresponding provisions of the agreement governing the release of funds from our trust account) may be amended with the approval of holders of at least 65% of our outstanding common stock, which is a lower amendment threshold than that of some other blank check companies. It may be easier for us, therefore, to amend our second amended and restated certificate of incorporation and the trust agreement to facilitate the completion of an initial business combination that some of our stockholders may not support.

Some other blank check companies have a provision in their charter which prohibits the amendment of certain of its provisions, including those which relate to a company’s pre-business combination activity, without approval by holders of a certain percentage of the company’s stockholders. In those companies, amendment of these provisions typically requires approval by holders holding between 90% and 100% of the company’s public shares. Our second amended and restated certificate of incorporation provides that any of its provisions related to pre-business combination activity (including the requirement to deposit proceeds of the IPO and the sale of the private placement warrants into the trust account and not release such amounts except in specified circumstances and to provide redemption rights to public stockholders as described herein) may be amended if approved by holders of at least 65% of our outstanding common stock, and corresponding provisions of the trust agreement governing the release of funds from our trust account may be amended if approved by holders of at least 65% of our outstanding common stock. Unless specified in our second amended and restated certificate of incorporation or bylaws, or as required by applicable law or stock exchange rules, the affirmative vote of a majority of the outstanding shares of our common stock that are voted is required to approve any such matter voted on by our stockholders, and, prior to our initial business combination, the affirmative vote of holders of a majority of the outstanding shares of our Class B common stock is required to approve the election or removal of directors. We may not issue additional securities that can vote pursuant to our second amended and restated certificate of incorporation on any initial business combination or any amendments to our second amended and restated certificate of incorporation. Our initial stockholders, who will beneficially own 20% of our common stock upon the closing of the IPO (assuming they do not purchase any units in the IPO), may participate in any vote to amend our second amended and restated certificate of incorporation and/or trust agreement and will have the discretion to vote in any manner they choose. As a result, we may be able to amend the provisions of our second amended and restated certificate of incorporation which will govern our pre-business combination behavior more easily than some other blank check companies, and this may increase our ability to complete our initial business combination with which you do not agree.

Our sponsor, officers and directors have agreed, pursuant to a written agreement, that they will not propose any amendment to our second amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to allow redemptions in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 24 months of the IPO or (B) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity, unless we provide our public stockholders with the opportunity to redeem their shares of Class A common stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, divided by the number of then outstanding public shares. These agreements are contained in a letter agreement that we have entered into with our sponsor, officers and directors. Our public stockholders are not parties to, or third-party beneficiaries of, these agreements and, as a result, will not have the ability to pursue remedies against our sponsor, officers or directors for any breach of these agreements. As a result, in the event of a breach, our public stockholders would need to pursue a stockholder derivative action, subject to applicable law.

We may be unable to obtain additional financing to complete our initial business combination or to fund the operations and growth of a target business, which could compel us to restructure or abandon a particular business combination.

Although we believe that the net proceeds of the IPO and the sale of the private placement warrants will be sufficient to allow us to complete our initial business combination, because we have not selected any specific business combination target and we have not, nor has anyone on our behalf, engaged in any substantive discussions, directly or indirectly, with any business combination target with respect to an initial business combination with us, we cannot ascertain the capital requirements for any particular transaction. If the net proceeds of the IPO and the sale of the private placement warrants prove to be insufficient, either because of the size of our initial business combination, the depletion of the available net proceeds in search of a target business, the obligation to redeem for cash a significant number of shares from stockholders who elect redemption in connection with our initial business combination or the terms of negotiated transactions to purchase shares in connection with our initial business combination, we may be required to seek additional financing (including pursuant to a specified future issuance) or to abandon the proposed business combination. We cannot assure you that such financing will be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to complete our initial business combination, we would be compelled to either restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. In addition, even if we do not need additional financing to complete our initial business combination, we may require such financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or stockholders is required to provide any financing to us in connection with or after our initial business combination. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.10 per share, or less in certain circumstances, on the liquidation of our trust account, and our warrants will expire worthless.

Changes in the market for directors and officers liability insurance could make it more difficult and more expensive for us to negotiate and complete an initial business combination.

In recent months, the market for directors and officers liability insurance for special purpose acquisition companies has changed in ways adverse to us and our management team. Fewer insurance companies are offering quotes for directors and officers liability coverage, the premiums charged for such policies have generally increased and the terms of such policies have generally become less favorable. These trends may continue into the future.

The increased cost and decreased availability of directors and officers liability insurance could make it more difficult and more expensive for us to negotiate an initial business combination. In order to obtain directors and officers liability insurance or modify its coverage as a result of becoming a public company, the post-business combination entity might need to incur greater expense or accept less favorable terms, or both. However, any failure to obtain adequate directors and officers liability insurance could have an adverse impact on the post-business combination’s ability to attract and retain qualified officers and directors.

In addition, even after we were to complete an initial business combination, our directors and officers could still be subject to potential liability from claims arising from conduct alleged to have occurred prior to the initial business combination. As a result, in order to protect our directors and officers, the post-business combination entity may need to purchase additional insurance with respect to any such claims (“run-off insurance”). The need for run-off insurance would be an added expense for the post-business combination entity and could interfere with or frustrate our ability to consummate an initial business combination on terms favorable to our investors.

Risks Relating to Our Securities

The NYSE may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

Our units, Class A common stock and warrants are listed on the NYSE. We cannot assure you that our securities will be, or will continue to be, listed on the NYSE in the future or prior to our initial business combination. In order to continue listing our securities on the NYSE prior to our initial business combination, we must maintain certain financial, distribution and stock price levels. In general, we must maintain a minimum number of holders of our securities. Additionally, in connection with our initial business combination, we will be required to demonstrate compliance with the NYSE’s initial listing requirements, which are more rigorous than the NYSE’s continued listing requirements, in order to continue to maintain the listing of our securities on the NYSE. For instance, our stock price would generally be required to be at least $4 per share. We cannot assure you that we will be able to meet those initial listing requirements at that time.

If the NYSE delists any of our securities from trading on its exchange and we are not able to list such securities on another national securities exchange, we expect such securities could be quoted on an over-the- counter market. If this were to occur, we could face significant material adverse consequences, including:

●	a limited availability of market quotations for our securities;
●	reduced liquidity for our securities;
●	a determination that our Class A common stock is a “penny stock” which will require brokers trading in our Class A common stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;
●	a limited amount of news and analyst coverage; and a decreased ability to issue additional securities or obtain additional financing in the future.

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Because we expect that our units and eventually our Class A common stock and warrants will be listed on the NYSE, our units, Class A common stock and warrants will qualify as covered securities under such statute. Although the states are preempted from regulating the sale of our securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. While we are not aware of a state having used these powers to prohibit or restrict the sale of securities issued by blank check companies, other than the State of Idaho, certain state securities regulators view blank check companies unfavorably and might use these powers, or threaten to use these powers, to hinder the sale of securities of blank check companies in their states. Further, if we were no longer listed on the NYSE, our securities would not qualify as covered securities under such statute and we would be subject to regulation in each state in which we offer our securities.

You will not be entitled to protections normally afforded to investors of many other blank check companies.

Since the net proceeds of the IPO and the sale of the private placement warrants are intended to be used to complete an initial business combination with a target business, we may be deemed to be a “blank check” company under the U.S. securities laws. However, because we have net tangible assets in excess of $5,000,000 and filed a Current Reports on Form 8-K, including an audited balance sheet of our company demonstrating this fact, we are exempt from rules promulgated by the SEC to protect investors in blank check companies, such as Rule 419. Accordingly, investors will not be afforded the benefits or protections of those rules. Among other things, this means our units will be immediately tradable and we will have a longer period of time to complete our initial business combination than do companies subject to Rule 419. Moreover, if the IPO were subject to Rule 419, that rule would prohibit the release of any interest earned on funds held in the trust account to us unless and until the funds in the trust account were released to us in connection with our completion of our initial business combination.

If we seek stockholder approval of our initial business combination and we do not conduct redemptions pursuant to the tender offer rules, and if you or a “group” of stockholders are deemed to hold in excess of 15% of our Class A common stock, you will lose the ability to redeem all such shares in excess of 15% of our Class A common stock.

If we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our second amended and restated certificate of incorporation provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to more than an aggregate of 15% of the shares sold in the IPO, without our prior consent, which we refer to as the “Excess Shares.” However, our second amended and restated certificate of incorporation does not restrict our stockholders’ ability to vote all of their shares (including Excess Shares) for or against our initial business combination. Your inability to redeem the Excess Shares will reduce your influence over our ability to complete our initial business combination and you could suffer a material loss on your investment in us if you sell Excess Shares in open market transactions. Additionally, you will not receive redemption distributions with respect to the Excess Shares if we complete our initial business combination. And as a result, you will continue to hold that number of shares exceeding 15% and, in order to dispose of such shares, would be required to sell your Excess Shares in open market transactions, potentially at a loss.

Our stockholders may be held liable for claims by third parties against us to the extent of distributions received by them upon redemption of their shares.

Under the DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination within the completion window may be considered a liquidating distribution under Delaware law. If a corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution. However, it is our intention to redeem our public shares as soon as reasonably possible following the 24th month from the closing of the IPO in the event we do not complete our initial business combination and, therefore, we do not intend to comply with the foregoing procedures.

Because we do not intend to comply with Section 280, Section 281(b) of the DGCL requires us to adopt a plan, based on facts known to us at such time that will provide for our payment of all existing and pending claims or claims that may be potentially brought against us within the 10 years following our dissolution. However, because we are a blank check company, rather than an operating company, and our operations will be limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors (such as lawyers, investment bankers, consultants, etc.) or prospective target businesses. If our plan of distribution complies with Section 281(b) of the DGCL, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would likely be barred after the third anniversary of the dissolution. We cannot assure you that we will properly assess all claims that may be potentially brought against us. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend beyond the third anniversary of such date.

Furthermore, if the pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination within the completion window is not considered a liquidating distribution under Delaware law and such redemption distribution is deemed to be unlawful, then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidating distribution.

We may not hold an annual meeting of stockholders until after we consummate our initial business combination and you will not be entitled to any of the corporate protections provided by such a meeting.

We may not hold an annual meeting of stockholders until after we consummate our initial business combination (unless required by the NYSE) and thus may not be in compliance with Section 211(b) of the DGCL, which requires an annual meeting of stockholders be held for the purposes of electing directors in accordance with a company’s bylaws unless such election is made by written consent in lieu of such a meeting. Therefore, if our stockholders want us to hold an annual meeting prior to our consummation of our initial business combination, they may attempt to force us to hold one by submitting an application to the Delaware Court of Chancery in accordance with Section 211(c) of the DGCL. Until we hold an annual meeting of stockholders, public stockholders may not be afforded the opportunity to discuss company affairs with management. In addition, prior to our business combination (a) as holders of our Class A common stock, our public stockholders will not have the right to vote on the appointment of our directors and (b) holders of a majority of the outstanding shares of our Class B common stock may remove a member of our board of directors for any reason.

We are not registering the shares of Class A common stock issuable upon exercise of the warrants under the Securities Act or any state securities laws at this time, and such registration may not be in place when an investor desires to exercise warrants, thus precluding such investor from being able to exercise its warrants except on a “cashless basis” and potentially causing such warrants to expire worthless.

We are not registering the shares of Class A common stock issuable upon exercise of the warrants under the Securities Act or any state securities laws at this time. However, under the terms of the warrant agreement, we have agreed that as soon as practicable, but in no event later than twenty business days after the closing of our initial business combination, we will use our commercially reasonable efforts to file with the SEC, and within 60 business days following our initial business combination to have declared effective, a registration statement covering the issuance of the shares of Class A common stock issuable upon exercise of the warrants and to maintain a current prospectus relating to those shares of Class A common stock until the warrants expire or are redeemed. We cannot assure you that we will be able to do so if, for example, any facts or events arise which represent a fundamental change in the information set forth in the registration statement or prospectus, the financial statements contained or incorporated by reference therein are not current, complete or correct or the SEC issues a stop order. If the shares issuable upon exercise of the warrants are not registered under the Securities Act, we will be required to permit holders to exercise their warrants on a cashless basis, in which case, the number of shares of Class A common stock that you will receive upon cashless exercise will be based on a formula subject to a maximum amount of shares equal to 0.361 shares of Class A common stock per warrant (subject to adjustment). However, no warrant will be exercisable for cash or on a cashless basis, and we will not be obligated to issue any shares to holders seeking to exercise their warrants, unless the issuance of the shares upon such exercise is registered or qualified under the securities laws of the state of the exercising holder or an exemption from registration is available. Notwithstanding the above, if our Class A common stock is at the time of any exercise of a warrant not listed on a national securities exchange such that it satisfies the definition of a “covered security” under Section 18(b)(1) of the Securities Act, we may, at our option, require holders of public warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event we so elect, we will not be required to file or maintain in effect a registration statement, but we will use our commercially reasonable efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available. In no event will we be required to net cash settle any warrant, or issue securities or other compensation in exchange for the warrants in the event that we are unable to register or qualify the shares underlying the warrants under applicable state securities laws and no exemption is available. If the issuance of the shares upon exercise of the warrants is not so registered or qualified or exempt from registration or qualification, the holder of such warrant shall not be entitled to exercise such warrant and such warrant may have no value and expire worthless. In such event, holders who acquired their warrants as part of a purchase of units will have paid the full unit purchase price solely for the shares of Class A common stock included in the units. There may be a circumstance where an exemption from registration exists for holders of our private placement warrants to exercise their warrants while a corresponding exemption does not exist for holders of the public warrants included as part of units sold in the IPO. In such an instance, our sponsor and its permitted transferees (which may include our directors and officers) would be able to exercise their warrants and sell the shares of Class A common stock underlying their warrants while holders of our public warrants would not be able to exercise their warrants and sell the underlying shares of Class A common stock. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying shares of Class A common stock for sale under all applicable state securities laws. As a result, we may redeem warrants even if the holders are otherwise unable to exercise their warrants.

The grant of registration rights to our initial stockholders and their permitted transferees may make it more difficult to complete our initial business combination, and the future exercise of such rights may adversely affect the market price of our Class A common stock.

Pursuant to an agreement entered into concurrently with the issuance and sale of the securities in the IPO, our initial stockholders and their permitted transferees can demand that we register the resale of their founder shares after those shares convert to shares of our Class A common stock at the time of our initial business combination. In addition, our sponsor and its permitted transferees can demand that we register the resale of the private placement warrants and the shares of Class A common stock issuable upon exercise of the private placement warrants, and holders of warrants that may be issued upon conversion of working capital loans may demand that we register the resale of such warrants or the Class A common stock issuable upon exercise of such warrants. We will bear the cost of registering these securities. The registration and availability of such a significant number of securities for trading in the public market may have an adverse effect on the market price of our Class A common stock. In addition, the existence of the registration rights may make our initial business combination more costly or difficult to complete. This is because the stockholders of the target business may increase the equity stake they seek in the combined entity or ask for more cash consideration to offset the negative impact on the market price of our Class A common stock that is expected when the common stock owned by our initial stockholders or their permitted transferees, the private placement warrants owned by our sponsor or warrants issued in connection with working capital loans are registered for resale.

We may issue notes or other debt securities, or otherwise incur substantial debt, to complete a business combination, which may adversely affect our leverage and financial condition and thus negatively impact the value of our stockholders’ investment in us.

Although we have no commitments as of the date of this annual report to issue any notes or other debt securities, or to otherwise incur outstanding debt following the IPO, we may choose to incur substantial debt to complete our initial business combination and affiliates of our management could potentially provide or arrange such financing. We have agreed that we will not incur any indebtedness unless we have obtained from the lender a waiver of any right, title, interest or claim of any kind in or to the monies held in the trust account. As such, no issuance of debt will affect the per share amount available for redemption from the trust account. Nevertheless, the incurrence of debt could have a variety of negative effects, including:

●	default and foreclosure on our assets if our operating revenues after an initial business combination are insufficient to repay our debt obligations;
●	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;
●	our immediate payment of all principal and accrued interest, if any, if the debt is payable on demand;

●	our inability to obtain necessary additional financing if the debt contains covenants restricting our ability to obtain such financing while the debt security is outstanding;
●	our inability to pay dividends on our common stock;
●	using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our common stock if declared, expenses, capital expenditures, acquisitions and other general corporate purposes;
●	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;
●	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes and other disadvantages compared to our competitors who have less debt.

Our initial stockholders will control the election of our board of directors until consummation of our initial business combination and will hold a substantial interest in us. As a result, they will elect all of our directors prior to the consummation of our initial business combination and may exert a substantial influence on actions requiring a stockholder vote, potentially in a manner that you do not support.

Our initial stockholders own 20% of our outstanding common stock. In addition, the founder shares, all of which are held by our initial stockholders, entitle the holders to elect all of our directors and may remove members of our board of directors for any reason prior to the consummation of our initial business combination. Holders of our public shares will have no right to vote on the election of directors during such time. As a result, you will not have any influence over the election of directors prior to our initial business combination.

Neither our initial stockholders nor, to our knowledge, any of our officers or directors, have any current intention to purchase additional securities, other than as disclosed in this annual report. Factors that would be considered in making such additional purchases would include consideration of the current trading price of our Class A common stock. In addition, as a result of their substantial ownership in our company, our initial stockholders may exert a substantial influence on other actions requiring a stockholder vote, potentially in a manner that you do not support, including amendments to our second amended and restated certificate of incorporation and approval of major corporate transactions. If our initial stockholders purchase any additional shares of common stock in the aftermarket or in privately negotiated transactions, this would increase their influence over these actions. Accordingly, our initial stockholders will exert significant influence over actions requiring a stockholder vote.

Our initial stockholders paid an aggregate of $25,000, or approximately $0.0043 per founder share, and, accordingly, you will experience immediate and substantial dilution from the purchase of our Class A common stock.

Our initial stockholders acquired the founder shares at a nominal price, significantly contributing to this dilution. Upon the closing of the IPO, and assuming no value is ascribed to the warrants included in the units, you and the other public stockholders will incur an immediate and substantial dilution of approximately 90.7% (or $9.07 per share, assuming no exercise of the underwriters’ option to purchase additional units), the difference between the pro forma net tangible book value per share of $0.93 and the initial offering price of $10.00 per unit. This dilution would increase to the extent that the anti-dilution provisions of the Class B common stock result in the issuance of Class A shares on a greater than one-to-one basis upon conversion of the Class B common stock at the time of our initial business combination and would become exacerbated to the extent that public stockholders seek redemptions from the trust. In addition, because of the anti-dilution protection in the founder shares, any equity or equity-linked securities issued in connection with our initial business combination would be disproportionately dilutive to our Class A common stock.

We may amend the terms of the warrants in a manner that may be adverse to holders of public warrants with the approval by the holders of at least 50% of the then outstanding public warrants. As a result, the exercise price of your warrants could be increased, the warrants could be converted into cash or stock (at a ratio different than initially provided), the exercise period could be shortened and the number of shares of our Class A common stock purchasable upon exercise of a warrant could be decreased, all without your approval.

Our warrants will be issued in registered form under a warrant agreement between Continental Stock Transfer & Trust Company, as warrant agent, and us. The warrant agreement provides that (a) the terms of the warrants may be amended without the consent of any holder for the purpose of (i) curing any ambiguity or correcting any mistake, including to conform the provisions of the warrant agreement to the description of the terms of the warrants and the warrant agreement set forth in this annual report, or defective provision or (ii) adding or changing any provisions with respect to matters or questions arising under the warrant agreement as the parties to the warrant agreement may deem necessary or desirable and that the parties deem to not adversely affect the rights of the registered holders of the warrants and (b) all other modifications or amendments require the vote or written consent of at least 50% of the then outstanding public warrants and, solely with respect to any amendment to the terms of the private placement warrants or any provision of the warrant agreement with respect to the private placement warrants, at least 50% of the then outstanding private placement warrants. Accordingly, we may amend the terms of the public warrants in a manner adverse to a holder if holders of at least 50% of the then outstanding public warrants approve of such amendment. Although our ability to amend the terms of the public warrants with the consent of at least 50% of the then outstanding public warrants is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the warrants, convert the warrants into cash or stock (at a ratio different than initially provided), shorten the exercise period or decrease the number of shares of our common stock purchasable upon exercise of a warrant.

We may redeem your unexpired warrants prior to their exercise at a time that is disadvantageous to you, thereby making your warrants worthless.

We have the ability to redeem outstanding warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per warrant if, among other things, the last reported sales price of our Class A common stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 10 trading days within a 20 trading-day period ending on the third trading day prior to the date we send the notice of redemption to the warrant holders. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. As a result, we may redeem the public warrants as set forth above even if the holders are otherwise unable to exercise the warrants. Redemption of the outstanding warrants could force you to: (1) exercise your warrants and pay the exercise price therefor at a time when it may be disadvantageous for you to do so; (2) sell your warrants at the then-current market price when you might otherwise wish to hold your warrants; or (3) accept the nominal redemption price which, at the time the outstanding warrants are called for redemption, we expect would be substantially less than the market value of your warrants.

In addition, we have the ability to redeem outstanding warrants once they become exercisable and prior to their expiration, at a price of $0.10 per warrant if, among other things, the last reported sale price of our Class A common stock equals or exceeds $10.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 10 trading days within a 20-trading day period ending on the third trading day prior to the date on which we send the notice of redemption to the warrant holders. In such a case, the holders will be able to exercise their warrants for cash or on a cashless basis prior to redemption and receive that number of shares of Class A common stock determined by reference to the table set forth under “Description of Securities — Warrants — Public Stockholders’ Warrants” based on the redemption date and the “fair market value” of our Class A common stock (as defined below) except as otherwise described under “Description of Securities — Warrants — Public Stockholders’ Warrants.” Any such redemption may have similar consequences to a cash redemption described above. In addition, such redemption may occur at a time when the warrants are “out-of-the-money,” in which case you would lose any potential embedded value from a subsequent increase in the value of the Class A common stock had your warrants remained outstanding.

None of the private placement warrants will be redeemable by us so long as they are held by our sponsor or its permitted transferees.

Our warrants and founder shares may have an adverse effect on the market price of our Class A common stock and make it more difficult to effectuate our initial business combination.

We issued warrants to purchase 17,500,000 shares of our Class A common stock at a price of $11.50 per whole share (subject to adjustment as provided herein), as part of the units offered in the IPO. Simultaneously with the closing of the IPO, we also issued in a private placement an aggregate of 7,250,000 private placement warrants, each exercisable to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment as provided herein. Our initial stockholders currently hold 5,031,250 founder shares. The founder shares are convertible into shares of Class A common stock on a one-for-one basis, subject to adjustment as set forth herein. In addition, if our sponsor, an affiliate of our sponsor or certain of our officers and directors make any working capital loans, up to $2,000,000 of such loans may be converted into warrants, at the price of $1.00 per warrant, at the option of the lender. Such warrants would be identical to the private placement warrants.

To the extent we issue shares of Class A common stock to effectuate a business transaction, the potential for the issuance of a substantial number of additional shares of Class A common stock upon exercise of these warrants or conversion rights could make us a less attractive acquisition vehicle to a target business. Any such issuance will increase the number of outstanding shares of our Class A common stock and reduce the value of the Class A common stock issued to complete the business transaction. Therefore, our warrants and founder shares may make it more difficult to effectuate a business combination or increase the cost of acquiring the target business.

The private placement warrants are identical to the warrants sold as part of the units in the IPO except that, so long as they are held by our sponsor or its permitted transferees: (1) they will not be redeemable by us; (2) they (including the Class A common stock issuable upon exercise of these warrants) may not, subject to certain limited exceptions, be transferred, assigned or sold by our sponsor until 30 days after the completion of our initial business combination; (3) they may be exercised by the holders on a cashless basis; and (4) the holders thereof (including with respect to the shares of common stock issuable upon exercise of these warrants) are entitled to registration rights.

Because each unit contains one-half of one redeemable warrant and only a whole warrant may be exercised, the units may be worth less than units of other blank check companies.

Each unit contains one-half of one redeemable warrant. Pursuant to the warrant agreement, no fractional warrants will be issued upon separation of the units, and only whole units will trade. This is different from other offerings similar to ours whose units include one share of Class A common stock and one whole warrant to purchase one whole share. We have established the components of the units in this way in order to reduce the dilutive effect of the warrants upon completion of a business combination since the warrants will be exercisable in the aggregate for a half of the number of shares compared to units that each contain a whole warrant to purchase one whole share, thus making us, we believe, a more attractive business combination partner for target businesses. Nevertheless, this unit structure may cause our units to be worth less than if they included a warrant to purchase one whole share.

The determination of the offering price of our units and the size of the IPO is more arbitrary than the pricing of securities and size of an offering of an operating company in a particular industry. You may have less assurance, therefore, that the offering price of our units properly reflects the value of such units than you would have in a typical offering of an operating company.

Prior to the IPO there has been no public market for any of our securities. The public offering price of the units and the terms of the warrants were negotiated between us and the underwriters. In determining the size of the IPO, management held customary organizational meetings with representatives of the underwriters, both prior to our inception and thereafter, with respect to the state of capital markets, generally, and the amount the underwriters believed they reasonably could raise on our behalf. Factors considered in determining the size of the IPO, prices and terms of the units, including the Class A common stock and warrants underlying the units, include:

●	the history and prospects of companies whose principal business is the acquisition of other companies;
●	prior offerings of those companies;
●	our prospects for acquiring an operating business at attractive values;

●	a review of debt to equity ratios in leveraged transactions;
●	our capital structure;
●	an assessment of our management and their experience in identifying suitable acquisition opportunities;
●	general conditions of the securities markets at the time of the initial public offering; and
●	other factors as were deemed relevant.

Although these factors were considered, the determination of our offering price is more arbitrary than the pricing of securities of an operating company in a particular industry since we have no historical operations or financial results.

There is currently no market for our securities and a market for our securities may not develop, which would adversely affect the liquidity and price of our securities.

There is currently no market for our securities. Stockholders therefore have no access to information about prior market history on which to base their investment decision. Following the IPO, the price of our securities may vary significantly due to one or more potential business combinations and general market or economic conditions, including as a result of the COVID-19 outbreak and other events (such as terrorist attacks, natural disasters or a significant outbreak of other infectious diseases). Furthermore, an active trading market for our securities may never develop or, if developed, it may not be sustained. You may be unable to sell your securities unless a market can be established and sustained.

Because we must furnish our stockholders with target business financial statements, we may lose the ability to complete an otherwise advantageous initial business combination with some prospective target businesses.

The federal proxy rules require that a proxy statement with respect to a vote on a business combination include historical and/or pro forma financial statement disclosure. We will include the same financial statement disclosure in connection with our tender offer documents, whether or not they are required under the tender offer rules. These financial statements may be required to be prepared in accordance with, or be reconciled to, accounting principles generally accepted in the United States of America, or GAAP, or international financial reporting standards as issued by the International Accounting Standards Board, or IFRS, depending on the circumstances and the historical financial statements may be required to be audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), or PCAOB. These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such financial statements in time for us to disclose such financial statements in accordance with federal proxy rules and complete our initial business combination within the completion window.

Compliance obligations under the Sarbanes-Oxley Act may make it more difficult for us to effectuate our initial business combination, require substantial financial and management resources, and increase the time and costs of completing an initial business combination.

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with our annual report for the year ending December 31, 2022. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. Further, for as long as we remain an emerging growth company, we will not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target business with which we seek to complete our initial business combination may not be in compliance with the provisions of the Sarbanes- Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such initial business combination.

Provisions in our second amended and restated certificate of incorporation and Delaware law may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our Class A common stock and could entrench management.

Our second amended and restated certificate of incorporation contains provisions that may discourage unsolicited takeover proposals that stockholders may consider to be in their best interests. These provisions include three-year director terms and the ability of the board of directors to designate the terms of and issue new series of preferred shares, which may make more difficult the removal of management and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

We are also subject to anti-takeover provisions under Delaware law, which could delay or prevent a change of control. Together these provisions may make more difficult the removal of management and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

In connection with the recent restatements of our financial statements, our management has concluded that our disclosure controls and procedures were not effective as of December 31, 2021 due to a material weakness in internal control over financial reporting solely related to our accounting for complex financial instruments. If we are unable to maintain an effective system of disclosure controls and procedures and internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and financial results.

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

Risks Relating to Our Management Team

Our officers and directors will allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This conflict of interest could have a negative impact on our ability to complete our initial business combination.

Our officers and directors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for a business combination and their other responsibilities. We do not intend to have any full-time employees prior to the completion of our business combination. Each of our officers and directors is engaged in several other business endeavors for which he or she may be entitled to substantial compensation and our officers and directors are not obligated to contribute any specific number of hours per week to our affairs. Our independent directors also serve as officers and/or board members for other entities. If our officers’ and directors’ other business affairs require them to devote substantial amounts of time to such affairs in excess of their current commitment levels, it could limit their ability to devote time to our affairs which may have a negative impact on our ability to complete our initial business combination.

We are dependent upon our officers and directors and their departure could adversely affect our ability to operate.

Our operations are dependent upon a relatively small group of individuals. We believe that our success depends on the continued service of our officers and directors, at least until we have completed our initial business combination. We do not have an employment agreement with, or key-man insurance on the life of any of our other directors or officers. The unexpected loss of the services of one or more of our directors or officers could have a detrimental effect on us.

Our ability to successfully effect our initial business combination and to be successful thereafter will be dependent upon the efforts of our key personnel, some of whom may join us following our initial business combination. The loss of key personnel could negatively impact the operations and profitability of our post- combination business.

Our ability to successfully effect our initial business combination is dependent upon the efforts of our key personnel. The role of our key personnel in the target business, however, cannot presently be ascertained. Although some of our key personnel may remain with the target business in senior management or advisory positions following our initial business combination, we do not currently expect that any of them will do so. While we intend to closely scrutinize any individuals we engage after our initial business combination, we cannot assure you that our assessment of these individuals will prove to be correct. These individuals may be unfamiliar with the requirements of operating a company regulated by the SEC, which could cause us to have to expend time and resources helping them become familiar with such requirements.

In addition, the officers and directors of an acquisition candidate may resign upon completion of our initial business combination. The departure of a business combination target’s key personnel could negatively impact the operations and profitability of our post-combination business. The role of an acquisition candidate’s key personnel upon the completion of our initial business combination cannot be ascertained at this time. Although we contemplate that certain members of an acquisition candidate’s management team will remain associated with the acquisition candidate following our initial business combination, it is possible that members of the management of an acquisition candidate will not wish to remain in place. The loss of key personnel could negatively impact the operations and profitability of our post-combination business.

Our key personnel may negotiate employment or consulting agreements with a target business in connection with a particular business combination, and a particular business combination may be conditioned on the retention or resignation of such key personnel. These agreements may cause our key personnel to have conflicts of interest in determining whether to proceed with a particular business combination. However, we do not expect that any of our key personnel will remain with us after the completion of our initial business combination.

Our key personnel may be able to remain with our company after the completion of our initial business combination only if they are able to negotiate employment or consulting agreements in connection with the business combination. Such negotiations would take place simultaneously with the negotiation of the business combination and could provide for such individuals to receive compensation in the form of cash payments and/or our securities for services they would render to us after the completion of the business combination. Such negotiations also could make such key personnel’s retention or resignation a condition to any such agreement. The personal and financial interests of such individuals may influence their motivation in identifying and selecting a target business. However, we believe the ability of such individuals to remain with us after the completion of our initial business combination will not be the determining factor in our decision as to whether or not we will proceed with any potential business combination, as we do not expect that any of our key personnel will remain with us after the completion of our initial business combination. The determination as to whether any of our key personnel will remain with us will be made at the time of our initial business combination.

We may have a limited ability to assess the management of a prospective target business and, as a result, may affect our initial business combination with a target business whose management may not have the skills, qualifications or abilities to manage a public company.

When evaluating the desirability of effecting our initial business combination with a prospective target business, our ability to assess the target business’s management may be limited due to a lack of time, resources or information. Our assessment of the capabilities of the target business’s management, therefore, may prove to be incorrect and such management may lack the skills, qualifications or abilities we suspected.

Should the target business’s management not possess the skills, qualifications or abilities necessary to manage a public company, the operations and profitability of the post-combination business may be negatively impacted. Accordingly, any stockholders or warrant holders who choose to remain a stockholder or warrant holder following our initial business combination could suffer a reduction in the value of their securities.

Such stockholders or warrant holders are unlikely to have a remedy for such reduction in value.

The officers and directors of an initial business combination candidate may resign upon completion of our initial business combination. The departure of a business combination target’s key personnel could negatively impact the operations and profitability of our post-combination business. The role of an initial business combination candidate’s key personnel upon the completion of our initial business combination cannot be ascertained at this time. Although we contemplate that certain members of an acquisition candidate’s management team will remain associated with the initial business combination candidate following our initial business combination, it is possible that members of the management of an acquisition candidate will not wish to remain in place. As a result, we may need to reconstitute the management team of the post-transaction company in connection with our initial business combination, which may adversely impact our ability to complete an initial business combination in a timely manner or at all.

Certain of our officers and directors are now, and all of them may in the future become, affiliated with entities engaged in business activities similar to those intended to be conducted by us and, accordingly, may have conflicts of interest in determining to which entity a particular business opportunity or other transaction should be presented.

Until we consummate our initial business combination, we intend to engage in the business of identifying and combining with one or more businesses. Our sponsor and officers and directors are, or may in the future become, affiliated with entities (such as operating companies or investment vehicles) that are engaged in a similar business. We do not have employment contracts with our officers and directors that will limit their ability to work at other businesses.

As described under “Proposed Business — Sourcing of Potential Business Combination Targets” and “Management — Conflicts of Interest,” our officers and directors, our sponsor and its members presently has, and any of them in the future may have additional, fiduciary, contractual or other obligations or duties to one or more other entities pursuant to which such officer or director is or will be required to present a business combination opportunity to such entities. Accordingly, if any of our officers or directors, or our sponsor or any of its members, becomes aware of a business combination opportunity which is suitable for one or more entities to which he or she has fiduciary, contractual or other obligations or duties, he or she will honor these obligations and duties to present such business combination opportunity to such entities first, and only present it to us if such entities reject the opportunity and he or she determines to present the opportunity to us (including as described under “Proposed Business — Sourcing of Potential Business Combination Targets”). These conflicts may not be resolved in our favor and a potential target business may be presented to another entity prior to its presentation to us. Our second amended and restated certificate of incorporation provides that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue.

Our officers, directors, security holders and their respective affiliates may have competitive pecuniary interests that conflict with our interests.

We have not adopted a policy that expressly prohibits our directors, officers, security holders or their respective affiliates (including our sponsor and the members or our sponsor) from having a direct or indirect pecuniary or financial interest in any investment to be acquired or disposed of by us or in any transaction to which we are a party or have an interest. In fact, we may enter into a business combination with a target business that is affiliated with our sponsor, any of its members, our directors or officers, or we may pursue an affiliated joint acquisition opportunity with any such persons. We do not have a policy that expressly prohibits any such persons from engaging for their own account in business activities of the types conducted by us. Accordingly, such persons or entities may have a conflict between their interests and ours.

We may engage in a business combination with one or more target businesses that have relationships with entities that may be affiliated with our officers or directors which may raise potential conflicts of interest.

In light of the involvement of our sponsor, its members and our officers and directors with other businesses, we may decide to acquire one or more businesses affiliated with or competitive with our sponsor, any of its members, our officers or directors and their respective affiliates. Our officers and directors also serve as officers and/or board members for other entities, including, without limitation, those described under “Management — Conflicts of Interest.” Such entities and entities affiliated with our sponsor and its members, may compete with us for business combination opportunities. Our officers and directors are not currently aware of any specific opportunities for us to complete our initial business combination with any entities with which they are affiliated, and there have been no substantive discussions concerning a business combination with any such entity or entities. Although we will not be specifically focusing on, or targeting, any transaction with any affiliated entities, we would pursue such a transaction if we determined that such affiliated entity met our criteria for a business combination as set forth under “Proposed Business —  Selection of a target business and structuring of our initial business combination” and such transaction was approved by a majority of our independent and disinterested directors. Despite our agreement to obtain an opinion from an independent investment banking firm or from an independent accounting firm, regarding the fairness to our company from a financial point of view of a business combination with one or more domestic or international businesses affiliated with our sponsor, officers or directors, potential conflicts of interest still may exist and, as a result, the terms of the business combination may not be as advantageous to our public stockholders as they would be absent any conflicts of interest.

Since our initial stockholders will lose their entire investment in us if our initial business combination is not completed (other than with respect to any public shares they may hold), a conflict of interest may arise in determining whether a particular business combination target is appropriate for our initial business combination.

On December 30, 2020, our sponsor purchased an aggregate of 5,750,000 founder shares for an aggregate purchase price of $25,000. On February 24, 2021, our sponsor transferred 25,000 to each of our directors, resulting in our sponsor holding 5,675,000 founder shares. On March 10, 2021, our sponsor forfeited 718,750 founder shares to us for no consideration, resulting in our sponsor holding 4,956,250 founder shares. As of December 31, 2021, there were 4,375,000 Founder Shares issued and outstanding. The founder shares will be worthless if we do not complete an initial business combination. Additionally, members of our management team may directly or indirectly own our securities, and accordingly, they may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination.

Concurrently with the completion of the IPO, our sponsor purchased an aggregate of 7,250,000 warrants at a price of $1.00 per warrant, or $7,250,000 in the aggregate. An aggregate of $176,750,000 was placed in a trust account at the time of closing of the IPO. Each whole private placement warrant entitles the holder thereof to purchase one share of Class A common stock at a price of $11.50 per share, subject to certain adjustments.

The founder shares are identical to the shares of Class A common stock included in the units being sold in the IPO, except that: (1) prior to our initial business combination, only holders of the Class B common stock have the right to vote on the election of directors and holders of a majority of the outstanding shares of our Class B common stock may remove members of our board of directors for any reason; (2) our initial stockholders, officers and directors have entered into a letter agreement with us, pursuant to which they have agreed to waive: (a) their redemption rights with respect to any founder shares and any public shares held by them in connection with our initial business combination, (b) their redemption rights with respect to any founder shares and public shares held by them in connection with a stockholder vote to approve an amendment to our second amended and restated certificate of incorporation (I) to modify the substance or timing of our obligation to allow redemptions in connection with our initial business combination or to redeem 100% of our public shares if we have not consummated our initial business combination within 24 months from the closing of the IPO or (II) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity; and (c) their rights to liquidating distributions from the trust account with respect to any founder shares held by them if we fail to complete our initial business combination within 24 months from the closing of the IPO, although they will be entitled to liquidating distributions from the trust account with respect to any public shares they hold if we fail to complete our initial business combination within the prescribed time frame; (3) the founder shares are subject to certain transfer restrictions; (4) the founder shares are automatically convertible into shares of our Class A common stock at the time of our initial business combination, or earlier at the option of the holder, on a one-for-one basis, subject to adjustment pursuant to certain anti-dilution rights, as described herein; and (5) the holders of founder shares are entitled to registration rights. Because the founder shares were purchased for a nominal amount, the sponsor could achieve a significant positive return even if the trading price of our Class A common stock declines significantly following completion of a business combination.

The personal and financial interests of our sponsor, its members, and our officers and directors may influence their motivation in identifying and selecting a target business combination, completing an initial business combination and influencing the operation of the business following the initial business combination. This risk may become more acute as the deadline for completing our initial business combination nears.

Risks Associated with Acquiring and Operating a Business in Foreign Countries

If our management team pursues a company with operations or opportunities outside of the United States for our initial business combination, we may face additional burdens in connection with investigating, agreeing to and completing such combination, and if we effect such initial business combination, we would be subject to a variety of additional risks that may negatively impact our operations.

If our management team pursues a company with operations or opportunities outside of the United States for our initial business combination, we would be subject to risks associated with cross-border business combinations, including in connection with investigating, agreeing to and completing our initial business combination, conducting due diligence in a foreign jurisdiction, having such transaction approved by any local governments, regulators or agencies and changes in the purchase price based on fluctuations in foreign exchange rates.

If we effect our initial business combination with such a company, we would be subject to any special considerations or risks associated with companies operating in an international setting, including any of the following:

●	costs and difficulties inherent in managing cross-border business operations and complying with commercial and legal requirements of overseas markets;
●	rules and regulations regarding currency redemption;
●	complex corporate withholding taxes on individuals;
●	laws governing the manner in which future business combinations may be effected;
●	tariffs and trade barriers;
●	regulations related to customs and import/export matters;
●	longer payment cycles;
●	changes in local regulations as part of a response to the COVID-19 coronavirus outbreak or a significant outbreak of other infectious diseases;
●	tax consequences;
●	currency fluctuations and exchange controls;
●	rates of inflation;
●	challenges in collecting accounts receivable;
●	cultural and language differences;
●	employment regulations;
●	crime, strikes, riots, civil disturbances, terrorist attacks, natural disasters and wars;
●	deterioration of political relations with the United States;
●	obligatory military service by personnel; and government appropriation of assets.

We may not be able to adequately address these additional risks. If we were unable to do so, we may be unable to complete such initial business combination or, if we complete such initial business combination, our operations might suffer, either of which may adversely impact our business, results of operations and financial condition.

If our management following our initial business combination is unfamiliar with U.S. securities laws, they may have to expend time and resources becoming familiar with such laws, which could lead to various regulatory issues.

Following our initial business combination, any or all of our management could resign from their positions as officers of the Company, and the management of the target business at the time of the business combination could remain in place. Management of the target business may not be familiar with U.S. securities laws. If new management is unfamiliar with U.S. securities laws, they may have to expend time and resources becoming familiar with such laws. This could be expensive and time-consuming and could lead to various regulatory issues which may adversely affect our operations.

We may reincorporate in another jurisdiction in connection with our initial business combination and such reincorporation may result in taxes imposed on our stockholders or warrant holders.

We may, in connection with our initial business combination and subject to requisite stockholder approval under the DGCL, reincorporate in the jurisdiction in which the target company or business is located or in another jurisdiction. The transaction may require a stockholder or warrant holder to recognize taxable income in the jurisdiction in which the stockholder or warrant holder is a tax resident or in which its members are resident if it is a tax transparent entity (or may otherwise result in adverse tax consequences). We do not intend to make any cash distributions to stockholders or warrant holders to pay such taxes. Stockholders or warrant holders may be subject to withholding taxes or other taxes with respect to their ownership of us after the reincorporation.

General Risk Factors

We have no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

We have no operating results, and we will not commence operations until obtaining funding through the IPO. Because we lack an operating history, you have no basis upon which to evaluate our ability to achieve our business objective of completing our initial business combination with one or more target businesses. We have not selected any specific business combination target and we have not, nor has anyone on our behalf, engaged in any substantive discussions, directly or indirectly, with any business combination target with respect to an initial business combination with us and may be unable to complete our initial business combination. If we fail to complete our initial business combination, we will never generate any operating revenues.

Our financial statement footnotes include a disclosure that contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a “going concern.”

As of December 31, 2021, we had cash of $544,321 and working capital of $271,901. Further, we have incurred and expect to continue to incur significant costs in pursuit of our acquisition plans. Our management’s plans to address this need for capital through the IPO are discussed under “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Our plans to raise capital and to consummate our initial business combination may not be successful. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Management has determined that if the Company is unsuccessful in consummating an initial business combination within 12 months (or up to 18 months if the Company extends the period of time to consummate a business combination) from the closing of the IPO, the requirement that the Company cease all operations, redeem the public shares and thereafter liquidate and dissolve raises substantial doubt about the ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Management has determined that the Company has funds that are sufficient to fund the working capital needs of the Company until the consummation of an initial business combination or the winding up of the Company as stipulated in the Company’s amended and restated memorandum of association. The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America (“GAAP”), which contemplate continuation of the Company as a going concern.

Past performance by members of our management team may not be indicative of future performance of an investment in us.

Information regarding performance by, or businesses associated with, members of our management team is presented for informational purposes only. Any past experience and performance, including related to acquisitions, of members of our management team is not a guarantee either: (1) that we will be able to successfully identify and select a suitable candidate for our initial business combination; or (2) of any results with respect to any initial business combination we may consummate. You should not rely on the historical record and performance of members of our management team as indicative of the future performance of an investment in us or the returns we will, or are likely to, generate going forward.

Certain agreements related to the IPO may be amended without stockholder approval.

Certain agreements, including the letter agreement among us and our sponsor, officers and directors, and the registration rights agreement among us and our initial stockholders, may be amended without stockholder approval. These agreements contain various provisions, including transfer restrictions on our founder shares, that our public stockholders might deem to be material. While we do not expect our board of directors to approve any amendment to any of these agreements prior to our initial business combination, it may be possible that our board of directors, in exercising its business judgment and subject to its fiduciary duties, chooses to approve one or more amendments to any such agreement in connection with the consummation of our initial business combination. Any such amendments would not require approval from our stockholders, may result in the completion of our initial business combination that may not otherwise have been possible, and may have an adverse effect on the value of an investment in our securities.

We are an emerging growth company and a smaller reporting company within the meaning of the Securities Act, and if we take advantage of certain exemptions from disclosure requirements available to emerging growth companies or smaller reporting companies, this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.

We are an “emerging growth company” within the meaning of the Securities Act, as modified by the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes- Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. As a result, our stockholders may not have access to certain information they may deem important. We could be an emerging growth company for up to five years, although circumstances could cause us to lose that status earlier, including if the market value of our common stock held by non-affiliates exceeds $700 million as of the end of any second quarter of a fiscal year, in which case we would no longer be an emerging growth company as of the end of such fiscal year. We cannot predict whether investors will find our securities less attractive because we will rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. We have elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our common stock held by non-affiliates exceeds $250 million as of the end of that year’s second fiscal quarter, or (2) our annual revenues exceeded $100 million during such completed fiscal year and the market value of our common stock held by non-affiliates exceeds $700 million as of the end of that year’s second fiscal quarter. To the extent we take advantage of such reduced disclosure obligations, it may also make comparison of our financial statements with other public companies difficult or impossible.

Since only holders of our founder shares will have the right to vote on the appointment of directors, upon the listing of our shares on the NYSE, the NYSE may consider us to be a “controlled company” within the meaning of the NYSE rules and, as a result, we may qualify for exemptions from certain corporate governance requirements.

Only holders of our founder shares have the right to vote on the appointment of directors. As a result, the NYSE may consider us to be a “controlled company” within the meaning of the NYSE corporate governance standards. Under the NYSE corporate governance standards, a company of which more than 50% of the voting power is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements, including the requirements that we have a board that includes a majority of “independent directors,” as defined under the rules of the NYSE; we have a compensation committee of our board comprised entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities; and we have a nominating and corporate governance committee of our board comprised entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities.

Provisions in our second amended and restated certificate of incorporation and Delaware law may have the effect of discouraging lawsuits against our directors and officers.

Our second amended and restated certificate of incorporation requires, unless we consent in writing to the selection of an alternative forum, the sole and exclusive forum for (a) any derivative action or proceeding brought on our behalf, (b) any action asserting a claim of breach of a fiduciary duty owed by any of our current or former director, officer, employee, agent or stockholder, (c) any action asserting a claim arising pursuant to any provision of the DGCL, our second amended and restated certificate of incorporation or bylaws, or (d) any action asserting a claim governed by the internal affairs doctrine shall be the Court of Chancery of the State of Delaware (or, if the Court of Chancery of the State of Delaware lacks jurisdiction over such action or proceeding, then another court of the State of Delaware or, if no court of the State of Delaware has jurisdiction, then the United States District Court for the District of Delaware). In addition, unless we consent in writing to the selection of an alternative forum, the federal district courts of the United States of America will be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act, the Exchange Act or otherwise arising under federal securities laws. Any person or entity purchasing or otherwise acquiring any interest in any shares of our capital stock shall be deemed to have notice of and to have consented to the forum provisions in our second amended and restated certificate of incorporation. If any action the subject matter of which is within the scope the forum provisions is filed in a court other than a court located within the State of Delaware (a “foreign action”) in the name of any stockholder, such stockholder shall be deemed to have consented to: (x) the personal jurisdiction of the state and federal courts located within the State of Delaware in connection with any action brought in any such court to enforce the forum provisions (an “enforcement action”), and (y) having service of process made upon such stockholder in any such enforcement action by service upon such stockholder’s counsel in the foreign action as agent for such stockholder. This forum selection clause may discourage claims or limit stockholders’ ability to submit claims in a judicial forum that they find favorable and may result in additional costs for a stockholder seeking to bring a claim. While we believe the risk of a court declining to enforce this forum selection clause is low, if a court were to determine the forum selection clause to be inapplicable or unenforceable in an action, we may incur additional costs in conjunction with our efforts to resolve the dispute in an alternative jurisdiction, which could have a negative impact on our results of operations and financial condition and result in a diversion of the time and resources of our management and board of directors.

Item 1B.Unresolved Staff Comments.

None.

Item 2.Properties.

We currently maintain our executive offices at 222 Bellevue Avenue, Newport, Rhode Island 02840. The cost for this space is included in the $20,000 per month fee that we will pay our sponsor for office space and administrative and support services. We consider our current office space adequate for our current operations.

Item 3.Legal Proceedings.

There is no material litigation, arbitration or governmental proceeding currently pending against us or any members of our management team in their capacity as such, and we and the members of our management team have not been subject to any such proceeding in the 12 months preceding the date of this annual report.

Item 4.Mine Safety Disclosures.

None.

PART II

Item 5.Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information.

Our units, Class A common stock and warrants are traded on the NYSE under the symbols “GAPA.U”, “GAPA” and “GAPA WS”, respectively.

Holders

Although there are a larger number of beneficial owners, at March 18, 2022, there was one holder of record of our units, one holder of record of our separately traded Class A common stock and one holder of record of our separately traded warrants.

Dividends

We have not paid any cash dividends on our shares of common stock to date and do not intend to pay cash dividends prior to the completion of our initial business combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of our initial business combination. The payment of any cash dividends subsequent to our initial business combination will be within the discretion of our board of directors at such time. In addition, our board of directors is not currently contemplating and does not anticipate declaring any share dividends in the foreseeable future. Further, if we incur any indebtedness in connection with our initial business combination, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Offerings

In December 2020, our sponsor purchased an aggregate of 5,750,000 shares of Class B common stock (the “Class B common stock” or “founder shares”) for an aggregate purchase price of $25,000, or approximately $0.0043 per share. On February 24, 2021, our sponsor transferred 25,000 founder shares to each of our directors, resulting in our sponsor holding 5,675,000 founder shares. On March 10, 2021, our sponsor forfeited 718,750 founder shares to us for no consideration, resulting in our sponsor holding 4,956,250 founder shares. All share and per-share amounts have been retroactively restated to reflect the stock dividends. The number of shares of Class B common stock issued was based on the expectation that the shares of Class B common stock would represent 20% of the outstanding shares of our determined Class A common stock and our Class B common stock (collectively, our “common stock”) upon completion of the initial public offering (the “IPO”). As of December 31, 2021, there were 4,375,000 Founder Shares issued and outstanding.

On March 15, 2021, we completed our IPO of 17,500,000 units at a price of $10.00 per unit, generating gross proceeds of $175,000,000. Each unit consists of one of the Company’s shares of Class A common stock, par value $0.0001 per share, and one-half of one warrant. Each whole warrant entitles the holder thereof to purchase one share of Class A common stock at a price of $11.50 per share, subject to certain adjustments. Following the closing of the IPO, an aggregate of $ 176,750,000 was placed in the trust account.

The Company incurred $11,001,276 of offering costs in connection with the IPO, comprised of $1,376,276 of deal costs, $3,500,000 of underwriters’ discount paid, and $6,125,000 of deferred underwriting commissions payable to the underwriters from the amounts held in the trust account solely in the event the Company completes a business combination. There has been no material change in the planned use of proceeds from the IPO as described in our final prospectus dated March 10, 2021, which was filed with the SEC.

Concurrently with the completion of the IPO, our sponsor purchased an aggregate of 7,250,000 warrants at a price of $1.00 per warrant, or $7,250,000 in the aggregate. An aggregate of $176,750,000 was placed in a trust account at the time of closing of the IPO. Each whole private placement warrant entitles the holder thereof to purchase one share of Class A common stock at a price of $11.50 per share, subject to certain adjustments.

Item 6.[Reserved].

ITEM 7.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with our audited financial statements and the notes related thereto which are included in “Item 8. Financial Statements and Supplementary Data” of this annual report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Special Note Regarding Forward-Looking Statements,” “Item 1A. Risk Factors” and elsewhere in this annual report.

Overview

We are a blank check company formed under the laws of the State of Delaware on December 16, 2020 for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or other similar Business Combination with one or more businesses. We intend to effectuate our Business Combination using cash from the proceeds of the Initial Public Offering and the sale of the Private Placement Warrants, our capital stock, debt or a combination of cash, stock and debt.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a Business Combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from December 16, 2020 (inception) through December 31, 2021 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and the search for a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We expect to generate non-operating income in the form of interest income on marketable securities held after the Initial Public Offering. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the year ended December 31, 2021, we had net income of $5,018,038, which consists of operating costs of $975,396 and warrant offering expenses of $553,909, offset by interest income on marketable securities held in the Trust Account of $14,144 and a gain on the fair value of derivative liabilities of $6,533,199.

Liquidity and Capital Resources

On March 15, 2021, we consummated the Initial Public Offering of 17,500,000 Units at a price of $10.00 per Unit generating gross proceeds of $175,000,000. Simultaneously with the closing of the Initial Public Offering, we consummated the sale of 7,250,000 Private Placement Warrants at a price of $1.00 per Private Placement Warrant in a private placement to our Sponsor, generating gross proceeds of $7,250,000.

Following the Initial Public Offering and the sale of the Private Placement Warrants, a total of $176,750,000 was placed in the Trust Account and we had $544,321 of cash held outside of the Trust Account as of December 31, 2021, after payment of costs related to the Initial Public Offering, and available for working capital purposes. We incurred $11,001,276 in transaction costs, including $3,500,000 of underwriting fees, $6,125,000 of deferred underwriting fees and $1,376,276 of other offering costs. Of these costs, $553,909 were allocated to the Public Warrants and the Private Placement Warrants and were included in the statements of operations as a component of other income (expense).

For the year ended December 31, 2021, cash used in operating activities was $908,964. Net income of $5,018,038 was offset by interest earned on marketable securities held in the Trust Account of $14,144 and an unrealized gain on the change of fair value of derivative liabilities of $6,533,199. Costs associated with warrant liabilities of $553,009, formation costs of $10,152 paid by related parties and changes in operating assets and liabilities of $56,280 contributed to increases in cash used in operations.

As of December 31, 2021, we had cash and marketable securities held in the Trust Account of $176,764,144. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account to complete our Business Combination. We may withdraw interest to pay franchise and income taxes. During the year ended December 31, 2021, we did not withdraw any interest earned on the Trust Account. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of December 31, 2021, we had cash of $544,321 outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that if the Company is unsuccessful in consummating an initial business combination within the completion window, the requirement that the Company cease all operations, redeem the public shares and thereafter liquidate and dissolve raises substantial doubt about the ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America (“GAAP”), which contemplate continuation of the Company as a going concern.

The Company intends to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account, excluding the deferred underwriting commissions and interest earned on the Trust Account used to pay taxes, to complete an initial business combination. To the extent that capital stock or debt is used, in whole or in part, as consideration to complete an initial business combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue growth strategies. If an initial business combination agreement requires the Company to use a portion of the cash in the Trust Account to pay the purchase price or requires the Company to have a minimum amount of cash at closing, the Company will need to reserve a portion of the cash in the Trust Account to meet such requirements or arrange for third-party financing.

The Company is required to complete an initial business combination within the completion window . If the Company is unable to complete an initial business combination within the completion window, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, and subject to having lawfully available funds therefore, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the trust account deposits (which interest shall be net of taxes payable and less up to $100,000 to pay dissolution expenses), divided by the number of then-outstanding public shares, which redemption will completely extinguish the public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law; and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

The underwriters have agreed to waive their rights to their deferred underwriting commissions and our officers and directors have agreed, and any persons who may become our officers and directors prior to the initial business combination will agree, to waive their rights to any amounts held in the Trust Account in the event the Company does not complete an initial business combination within the Completion Window and, in such event, such amounts will be included with the funds held in the Trust Account that will be available to fund the redemption of the public shares.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor, an affiliate of the Sponsor, or our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete a Business Combination, we would repay such loaned amounts. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $2,000,000 of such loans may be convertible into warrants, at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants, including as to exercise price, exercisability and exercise period. The terms of such loans by our officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. The loans would be repaid upon consummation of a Business Combination, without interest.

We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, if our estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our Business Combination. Moreover, we may need to obtain additional financing either to complete our Business Combination or because we become obligated to redeem a significant number of our public shares upon consummation of our Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination. Subject to compliance with applicable securities laws, we would only complete such financing simultaneously with the completion of our Business Combination. If we are unable to complete our Business Combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the Trust Account. In addition, following our Business Combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.

Off-Balance Sheet Financing Arrangements; Commitments and Contractual Obligations

As of December 31, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations.

Our executive offices are at 222 Bellevue Avenue, Newport, Rhode Island 02840. The cost for our use of this space is included in the $20,000 per month fee we pay to our sponsor for office space, administrative and shared personnel support services. We consider our current office space adequate for our current operations.

Critical Accounting Estimates and Policies

The preparation of financial statements and related disclosures in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. The Company has identified the following as its critical accounting estimates and policies:

A critical accounting estimate to our financial statements is the estimated fair value of our warrant liability. Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

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

In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.

At inception of the warrants, March 15, 2021, the Company utilized an independent valuation consultant that used a Monte Carlo simulation model to value the Public Warrants and a modified Black-Scholes model to value the Private Placement Warrants. The estimated fair value of the warrant liability at March 15, 2021 was determined using Level 3 inputs. Inherent in a options pricing model are assumptions related to expected share-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its shares based on historical volatility that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates to remain at zero.

Since the hierarchy gives the highest priority to unadjusted quoted prices in active markets, at December 31, 2021, our Public Warrants were trading in an active market. As such, at December 31, 2021, the Company valued its Public Warrants based on publicly observable inputs (Level 1 inputs) from the trading in the Public Warrants in an active market ($0.56 per warrant on December 31, 2021). As of December 31, 2021, the Company used a Black-Scholes model to value the Private Placement Warrants. The Company relied upon the implied volatility of the Public Warrants and the closing share price at December 31, 2021 to estimate the volatility for the Private Placement Warrants. As of both December 31, 2021, the Private Placement Warrants were classified within Level 2 of the Fair Value Hierarchy at the measurement dates due to the use of unobservable inputs.

The difference between the estimated fair value at March 15, 2021 (approximately $14,720,000) and the estimated fair value at December 31, 2021 (approximately $8,848,875) was approximately $5,871,125 which was recorded to the statement of operations.

Class A Common Stock Subject to Possible Redemption

The Company accounts for the shares of Class A Common Stock subject to possible redemption in accordance with the guidance in Topic 480, “Distinguishing Liabilities from Equity.” Shares of Class A Common Stock subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable shares of Class A Common Stock (including shares of Class A Common Stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, shares of Class A Common Stock are classified as stockholders’ equity. The shares of Class A Common Stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, as of December 31, 2021, shares of Class A Common Stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

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

The calculation of diluted income per share of common stock does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering and (ii) the Private Placement. As of December 31, 2021 and 2020, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into shares of common stock and subsequently share in the earnings of the Company.

Derivative Financial Instruments

The Company evaluates its financial instruments, including the Public Warrants and the Private Placement Warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging.” Under the guidance in ASC 815, the Public Warrants and the Private Placement Warrants do not meet the criteria for equity treatment and must be recorded as a liability at fair value as of the closing date of the Initial Public Offering (i.e., March 15, 2021) and re-valued at each reporting date in accordance with ASC 820, “Fair Value Measurement,” with changes in the fair value reported in the statements of operations. Derivative assets and liabilities are classified on the balance sheets as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within twelve (12) months of the balance sheet date. Upon consummation of the Initial Public Offering, the fair value of the Public Warrants and the Private Placement Warrants was estimated using the Monte Carlo simulation model and the modified Black-Scholes model, respectively. The valuation model utilizes inputs and other assumptions and may not be reflective of the price at which they can be settled.

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

Item 7A.Quantitative and Qualitative Disclosures about Market Risk

Following the consummation of our Initial Public Offering, the net proceeds of our Initial Public Offering, including amounts in the Trust Account, have been invested in U.S. government treasury bills, notes or bonds with a maturity of 185 days or less or in certain money market funds that invest solely in US treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

Item 8.Financial Statements and Supplementary Data

This information appears following Item 15 of this Report and is included herein by reference.

Item 9.Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures as of the year ended December 31, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act. Based on this evaluation, the Company’s principal executive officer and principal financial officer have concluded that a material weakness existed pertaining to the Company’s ability to properly account for complex financial reporting instruments and the Company’s disclosure controls and procedures were not effective.

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

A material weakness is a deficiency, or a combination of deficiencies, in disclosure controls and procedures or internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented, or detected and corrected on a timely basis.

Effective disclosure controls and internal controls are necessary for us to provide reliable financial reports and prevent fraud. We continue to evaluate steps to remediate the material weakness. These remediation measures may be time consuming and costly and there is no assurance that these initiatives will ultimately have the intended effects.

Management has implemented remediation steps to improve our disclosure controls and procedures and our internal control over financial reporting. Specifically, we expanded and improved our review process for complex securities and related accounting standards. We plan to further improve this process by enhancing access to accounting literature, identification of third-party professionals with whom to consult regarding complex accounting applications and consideration of additional staff with the requisite experience and training to supplement existing accounting professionals.

If we identify any new material weakness in the future, any such newly identified material weakness could limit our ability to prevent or detect a misstatement of our accounts or disclosures that could result in a material misstatement of our annual or interim financial statements. In such case, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, investors may lose confidence in our financial reporting and our stock price may decline as a result. We cannot assure you that the measures we have taken to date, or any measures we may take in the future, will be sufficient to avoid potential future material weaknesses.

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Management’s Report on Internal Controls Over Financial Reporting

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.Other Information.

None.

Item 9C.Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10.Directors, Executive Officers and Corporate Governance.

Our current directors and executive officers are as follows:

Name	Age	Title
Brendan T. O’Donnell	34	Chief Executive Officer
Nicholas S. Schorsch, Jr.	36	President
Joseph Marnikovic	48	Chief Financial Officer and Treasurer
Michael R. Anderson	33	General Counsel and Secretary
Nicholas S. Schorsch	61	Chairman of the Board of Director
Edward M. Weil, Jr.	55	Director
Leslie D. Michelson	70	Director
M. Therese Antone	82	Director
Nicholas Radesca	56	Director

Brendan T. O’Donnell has been our Chief Executive Officer since December 2020. Mr. O’Donnell has over twelve years of experience as an owner, operator and manager of hospitality and real estate companies. Since November 2017, he has been the Chief Executive Officer of Newport Craft, a rapidly expanding craft brewer and distiller with distribution that he has grown from local to nationwide. At Newport Craft, Mr. O’Donnell has led the acquisition and successful integration of Braven Brewing Company and Radiant Pig Beer Company, a modernization and expansion of Newport Craft’s production facility and sponsorship agreements with the New York Mets and EPCOT in Disney World. In addition, since November 2017, Mr. O’Donnell has been the manager of 1639 Ventures, LLC. Since January 2017, Mr. O’Donnell has also been the manager of the 1899 family of companies, which include a historic, full-service restaurant and catering business and a rapidly expanding fleet of food trucks. Mr. O’Donnell serves as the Director of Food and Beverage for The Newport Concours d’Elegance which is one of the premier motor weeks in the United States. He is also a partner and is currently an advisory board member for The Next Step Realty, a rental platform that is focused on apartment rentals for corporate relocations in the New York City, with over 150 corporate clients. From June 2015 until December 2016, Mr. O’Donnell was a partner and head of operations for Stanton & Bowery Hospitality Group, which owns 310 Bowery Bar, one of the top 10 bars in New York City, and has developed five additional concepts in the States of New York and Florida. From June 2009 to April 2015, Mr. O’Donnell was a senior underwriter for national accounts and private equity at ACE USA, which acquired and now operates as Chubb. Mr. O’Donnell is related by marriage to Mr. Schorsch, the chairman of our board of directors, and Mr. Schorsch, Jr., our president.

Nicholas S. Schorsch, Jr. has been our President since December 2020. Mr. Schorsch, Jr. has spent over a decade in the real-estate, financial services, capital markets and M&A spaces as a member of the team at Bellevue Capital where he currently serves as the Chief Operating Officer of AR Global. Previously, he served as the Executive Vice President at AR Global and RCS. He has over 10 years of experience in acquisitions, asset management and capital markets for industry leading asset managers. During Mr. Schorsch, Jr.’s career, he has focused on acquisitions, operations and operational integration of individual assets, portfolios and enterprises, having helped source over $1 billion in real-estate acquisitions in multiple asset classes, served on the investment committee for a corporate credit fund focused on middle market companies with $2.6 billion in assets under management. Additionally, Mr. Schorsch, Jr. managed a team that raised over $10 billion in retail equity for various funds, participated in over $20 billion of corporate M&A transactions, helped build an integrated financial services platform with nearly 10,000 employees servicing 2.5 million accounts with almost $225 billion in assets under management. In his career, he has overseen diligence and acquisition of concepts for the platform in the brewing and distilling, hospitality and lodging, restaurants, consumer goods, entertainment and the automotive sectors. Mr. Schorsch, Jr. has also led Bellevue Capital’s technology initiatives to modernize its cloud infrastructure across its global operations and develop proprietary database systems to properly allocate platform costs among the subsidiaries of Bellevue Capital. Mr. Schorsch, Jr. is a graduate of Sarah Lawrence College, where he earned his Bachelor of Arts degree. Mr. Schorsch, Jr. is the son of Mr. Schorsch, the chairman of our board of directors.

Joseph Marnikovic has been our Chief Financial Officer and Treasurer since December 2020. Since January 2019, Mr. Marnikovic has served as the Chief Financial Officer of AR Global and Bellevue Capital. He has previously served as the Chief Accounting Officer of AR Global and Bellevue Capital from October 2017 until January 2019. Prior to joining AR Global, Mr. Marnikovic served in senior corporate officer roles for large regional organizations. At Carpionato Group, Mr. Marnikovic was the Chief Operating Officer and the Chief Financial Officer from January 2014 until August 2016, where he directed the finance department and led the property management and hospitality divisions. From December 2016 until September 2017, he was the Principal of Diamond Companies, a real estate development and management company. Prior to that, he was the Director of Accounting at Barkan Management, where he led the finance department and was a senior member of the management team in the firm’s client services group. Mr. Marnikovic was the Chief Operating Officer during a four-year tenure at MG2 Group, where he directed the property management and hospitality divisions, maintained back office support of Finance, Legal, Human Resources and Information Technology departments and vertically integrated Construction, Development, and Leasing into the company’s business model. Mr. Marnikovic also served in multiple capacities during his eight-year tenure as the Chief Financial Officer at Crosshaven Partners, where he led the real estate development arm and maintained financial control of the group’s portfolio companies in manufacturing of licensed merchandise and multi-unit franchising. He also held senior associate positions during a five-year public accounting career at PricewaterhouseCoopers LLP and O’Connor & Drew, P.C. Mr. Marnikovic has been a licensed CPA since 1998, a licensed Real Estate broker since 2007, and earned the CPM® designation from the Institute of Real Estate Management in 2013. Mr. Marnikovic received a bachelor’s degree in accounting and a master degree in Finance from Boston College.

Michael R. Anderson has been our General Counsel and Secretary since December 2020. Mr. Anderson joined AR Global in 2013 as assistant general counsel and has served as the Chief Corporate Counsel for Bellevue Capital and AR Global since February 2018. In his capacity as the Chief Corporate Counsel, Mr. Anderson has advised on both public and private debt and equity transactions, mergers and corporate acquisitions, commercial real estate transactions and operational integration of acquired companies. Mr. Anderson earned a Bachelor of Arts degree from the University of Arizona and a Juris Doctor degree from the University of Mississippi School of Law, where he graduated summa cum laude.

Nicholas S. Schorsch has been a member of our board of directors since December 2020. He also serves as the chairman of the board of managers of Bellevue Capital. Mr. Schorsch has 43 years of investing experience and has acquired, sold or merged over 60 companies. Mr. Schorsch is a two-time winner of the Ernst & Young Entrepreneur of the Year award, first winning Entrepreneur of the Year in 2003 and subsequently receiving Ernst and Young’s Lifetime Achievement Award in 2011. He previously founded and served as the Chairman and Chief Executive Officer of ARCP, an investment services firm that he founded in 2010. After its initial public offering in 2011, Mr. Schorsch grew ARCP from a $65 million company to be the second-largest net-lease REIT in the United States, with over $20 billion of market capitalization. ARCP executed six significant mergers in 2013 and 2014 for a total of over $22 billion, including the acquisition of Cole Capital, the second largest sponsor of non-traded REITs at the time. He is the founder of RCS, a brokerage firm that was the industry’s leading multiproduct distributor of direct investment programs. Mr. Schorsch was also the founder of RCAP, a full-service financial services firm with an initial public offering in 2013. From 2013 to 2015, RCAP acquired nine independent broker dealers to assemble the second-largest independent broker dealer in the country at the time, with hundreds of billions of dollars in assets under management and thousands of registered financial professionals. RCAP also combined investment banking, research, legal, transfer agency, workflow, crowdfunding, events and marketing services into a single vertically integrated platform. Mr. Schorsch served as a director of RCAP from February 2013 until December 2014. RCAP filed for Chapter 11 bankruptcy in January 2016. He is also the founder and former President of Thermal Reduction Corporation, a metal product manufacturing business which he grew through expansion and a series of mergers and acquisitions that expanded product lines and rebranded the company before selling the business to Corrpro in 1994. Mr. Schorsch is the former President and former Chief Executive Officer of AFR, a publicly traded REIT that owned properties leased to financial institutions. Mr. Schorsch guided AFR from an initial $20 million real estate investment to an initial public offering in 2003. AFR was acquired by Gramercy Corp. in 2007 for $3.1 billion. In addition, Mr. Schorsch is the founder and managing member of AR Global, Metropolitan Wealth Management, LLC, ARC Real Estate Partners, LLC and Bellevue Capital. Mr. Schorsch has significant experience in numerous industries, including commercial real estate, manufacturing, hospitality, food and beverage and automobiles. In connection with his prior position as Chairman of the Board and Chief Executive Officer of each of ARCP, ARCT III and ARCT IV, Mr. Schorsch, without admitting or denying any of the allegations made against him, reached a settlement with the SEC in connection with an investigation of certain disclosures in connection with the merger of ARCP and ARCT III in February 2013 and the merger of ARCP and ARCT IV in January 2014. As part of the settlement, entered into on July 16, 2019, the SEC did not allege any intentional misrepresentations or willful misconduct on the part of Mr. Schorsch; however, Mr. Schorsch (i) agreed to the entry of an order enjoining him from violating Sections 17(a)(2) and (a)(3) of the Securities Act and Rule 13b2-1 of the Exchange Act and (ii) agreed to pay a penalty in the amount of $7 million and to disgorge certain securities and monetary amounts with AR Capital LLC, of which Mr. Schorsch was a co-

founder and managing member, on a joint-and-several basis. In particular, that order enjoined Mr. Schorsch from violating such provisions, in the offer or sale of any security, directly or indirectly, to obtain money or property by means of any untrue statement of a material fact or any omission of material fact necessary in order to make the statements made, in light of the circumstances under which they were made, not misleading; to engage in any transaction, practice, or course of business which operates or would operate as a fraud or deceit upon the purchaser; or directly or indirectly falsifying or causing to be falsified any book, record or account subject to Section 13(b)(2)(A) of the Exchange Act.

Edward M. Weil, Jr. is a Director. Mr. Weil has served as chairman of the board of directors and as chief executive officer and president of AFIN, the AFIN advisor and the AFIN property manager, since November 2015. Mr. Weil also previously served as an executive officer of AFIN, the AFIN advisor and the AFIN property manager from their formation in January 2013 until November 2014, and served as a director of AFIN from January 2013 to September 2014. Mr. Weil also has been the chief executive officer of AR Global since January 2016 and is a member of Bellevue Capital. Currently, he also serves in leadership positions at three other REITs advised by affiliates of AR Global: as a director of NYSE-listed GNL since January 2017; as executive chairman of NYCR since November 2015 and as chief executive officer, president and secretary of NYCR, the NYCR advisor and the NYCR property manager since March 2017; and as a director of Healthcare Trust, Inc. (“HTI”) since October 2016 and as chief executive officer of HTI, the HTI advisor and the HTI property manager since August 2018. Mr. Weil previously served in leadership positions at multiple REITs and other entities advised by affiliates of AR Global, including: as chairman, chief executive officer, president of American Realty Capital Healthcare Trust III, Inc. (“HT III”) until its liquidation and dissolution in March 2019; as executive chairman of American Realty Capital Global Trust II, Inc. (“Global II”) until December 2016, when Global II merged with GNL, as a director of Business Development Corporation of America (“BDCA”) until November 2016, when BDCA’s external advisor was acquired by Benefit Street Partners, L.L.C.; as chief executive officer, president and chairman of American Realty Capital  —  Retail Centers of America, Inc. (“RCA”) until its merger with AFIN in February 2017; as a trustee of American Real Estate Income Fund (“AREIF”) until its liquidation in August 2016; as a trustee of Realty Capital Income Funds Trust (“RCIFT”), a family of mutual funds, until its dissolution in January 2017; and as an executive officer and director of American Realty Capital Daily Net Asset Value Trust, Inc. during multiple periods until its dissolution and liquidation in April 2016. Mr. Weil also served as chairman of RCS from September 2013 until November 2015 and was the interim chief executive officer of RCS from May 2014 until September 2014 and the chief executive officer of RCS from December 2010 until September 2013. Mr. Weil served as a director of RCAP, the parent company of RCS, from February 2013 until December 2015 and served as an executive officer of RCAP from February 2013 until November 2015, including chief executive officer from September 2014 until November 2015. RCAP filed for Chapter 11 bankruptcy in January 2016. Mr. Weil was formerly the senior vice president of sales and leasing for AFR, where he was responsible for the disposition and leasing activity for a 33 million square foot portfolio of properties. Mr. Weil also previously served on the board of directors of the Real Estate Investment Securities Association (now known as ADISA) from 2012 to 2014, including as its president in 2013.

Leslie D. Michelson is a Director. Mr. Michelson served as the chief executive officer, chairman and director from April 2007 until February 2020 and as the executive chairman and director beginning in March 2020 of Private Health Management, a company which assists corporate employees and their dependents, families and individuals in obtaining the best medical care. Mr. Michelson has served as an independent director of BDCA, an entity which was previously advised by an affiliate of AR Global, since January 2011, including as lead independent director since February 2016. In November 2016, BDCA’s external advisor was acquired by Benefit Street Partners, L.L.C. Mr. Michelson has served as an independent director of HTI since December 2015, including as non-executive chair since October 2016. Mr. Michelson has served as an independent director of AFIN since February 2017. In addition, Mr. Michelson has served as an independent director of Franklin BSP Capital Corporation since March 2020. Mr. Michelson previously served as an independent director of RCA from November 2015 until its merger with AFIN in February 2017 and previously served as an independent director of RCA from March 2012 until October 2012. Mr. Michelson previously served as an independent director of Business Development Corporation of America II (“BDCA II”) from August 2014 until its liquidation and dissolution in September 2016 and as an independent trustee of RCIFT, a family of mutual funds advised by an affiliate of AR Global, from April 2013 until its dissolution in January 2017. Mr. Michelson previously served as an independent director of American Realty Capital Healthcare Trust, Inc. (“HT”) from January 2011 until July 2012 and as lead independent director of HT from July 2012 until January 2015 when HT closed its merger with Ventas, Inc. Mr. Michelson served as an independent director of American Realty Capital Trust, Inc. from January 2008, including as lead independent director from July 2012, until its merger with Realty Income Corporation in January 2013. Mr. Michelson also served as an independent director of VEREIT, Inc. (“VEREIT”) from October 2012 until April 2015. Mr. Michelson also served as an independent director of BDCA Venture, Inc. from June 2014 until June 2015. Mr. Michelson served as lead independent director of Benefit Street Partners Realty Trust, Inc. (formerly known as Realty Finance Trust, Inc.) from January 2013 until November 2014. Mr. Michelson served as an independent director of American Realty Capital

Daily Net Asset Value Trust, Inc. (“DNAV”) from August 2011 until February 2012 and as an independent director of New York REIT, Inc. (“NYRT”) from October 2009 until August 2011. Mr. Michelson has served as a member of the Board of Advisors of the UCLA Fielding School of Public Health since October 2013. He has served as a director of Druggability Technology Holdings, Ltd., a proprietary pharmaceutical product business dedicated to the development and commercialization of high-value pharmaceutical products, since April 2013. He has served as founder and chief executive officer as well as a director of Michelson on Medicine, LLC since January 2011. Mr. Michelson served as vice chairman and chief executive officer of the Prostate Cancer Foundation, the world’s largest private source of prostate cancer research funding, from 2002 until 2006 and served on its board of directors from 2002 until 2013. Mr. Michelson served on the Board of Directors of Catellus Development Corp. (“Catellus”), from 1997 until 2004 when the company was sold to ProLogis. Mr. Michelson was a member of the Audit Committee of the Board of Directors of Catellus for five years and served at various times as the chairman of the Audit Committee and the Compensation Committee. From 2001 to 2002, he was an investor in, and served as an advisor or director of, a portfolio of entrepreneurial healthcare, technology and real estate companies. From 2000 to 2001, he served as chief executive officer and as a director of Acurian, Inc., an Internet company that accelerates clinical trials for new prescription drugs. From 1998 to 1999, Mr. Michelson served as chairman and co-chief executive officer of Protocare, Inc., a manager of clinical trials for the pharmaceutical industry and disease management firm. From 1988 to 1998, he served as chairman and chief executive officer of Value Health Sciences, Inc., an applied health services research firm he co-founded. Mr. Michelson served as a director of Nastech Pharmaceutical Company Inc., a NASDAQ-traded biotechnology company focused on innovative drug delivery technology, from 2004 to 2008, of Highlands Acquisition Company, an AMEX-traded special purpose acquisition company, from 2007 to 2009, of G&L Realty Corp., a NYSE-traded medical office building REIT from 1995 to 2001, and of Landmark Imaging, a privately held diagnostic imaging and treatment company, from 2007 to 2010. Also since 2004, he has served as a director of ALS-TDI, a philanthropy dedicated to curing Amyotrophic Lateral Sclerosis, commonly known as Lou Gehrig’s disease. Mr. Michelson received his B.A. from The Johns Hopkins University in 1973 and a J.D. from Yale Law School in 1976.

M. Therese Antone is a Director. M. Therese Antone is the Chancellor of Salve Regina University, where she previously served as the President from 1994 to 2009 and the Executive Vice President for Corporate Affairs and Advancement from 1982 to 1994. M. Therese Antone previously served as the Director of Finance and Secondary Education for Sisters of Mercy from 1973 to 1976 and 1985 to 1988. She was also the Principal of Bishop Feehan High School and Instructor of Mathematics at Mercy College. She currently serves on the boards of Mercy Investment Services, Davis Educational Foundation, Rhode Island Ethics Commission, Holy Spirit University in Lebanon, Newport Restoration Foundation and Newport Hospital Foundation. She is a member of the Institute of the Sisters of Mercy of the Americas. She earned a Bachelor of Arts degree from Salve Regina University and a Master of Arts degree in Mathematics from Villanova University. She earned a Doctor of Education degree in Policy, Planning and Administration from Harvard University. M. Therese Antone completed the Massachusetts Institute of Technology Sloan School of Management’s International Senior Executive Program. In addition, she had a fellowship at the Sloan School and received an honorary Doctor of Humane Letters from New England Institute of Technology. M. Therese Antone was named “Woman of the Year” by the Miss Rhode Island Pageant Scholarship Committee. She received the Regina Medal from Salve Regina University, Fulbright Senior Specialist Grant from Krasnoyarsk State University in Russia and was inducted into the Rhode Island Heritage Hall of Fame.

Nicholas Radesca is a Director. Mr. Radesca served as the chief financial officer of GNL, the GNL advisor and GNL property manager from January 2017 through October 2017. Mr. Radesca also served as the interim chief financial officer and treasurer of NYCR, the NYCR advisor and NYCR property manager from June 2015 through November 2017. Mr. Radesca served as chief financial officer, treasurer and secretary of AFIN, the AFIN advisor and the AFIN property manager from November 2015 through November 2017. He also previously served as an executive officer of AFIN from December 2014 until May 2015. Mr. Radesca joined the predecessor to AR Global in December 2012 and served as chief financial officer of AR Global and its predecessor from January 2014 through November 2017. Mr. Radesca previously served as the chief financial officer, treasurer and secretary of NYRT, the NYRT advisor and NYRT property manager from June 2015 until March 2017, and previously served in such capacities from February 2014 until March 2014. He previously served as chief financial officer, treasurer and secretary of American Realty Capital Daily Net Asset Value, Inc. (“DNAV”), the DNAV advisor and DNAV property manager from January 2014 until the dissolution and liquidation in April 2016. He previously served as chief financial officer, treasurer and secretary of RFT, the RFT advisor and RFT property manager from November 2015 until September 2016. Mr. Radesca also previously served as an executive officer of RFT and the RFT from January 2013 until November 2014. He previously served as the chief financial officer, treasurer and secretary of Axar Acquisition Corp. (formerly AR Capital Acquisition Corp.), a special purpose acquisition company from August 2014 until October 2016. He previously served as an executive officer of BDCA and the BDCA advisor from February 2013 until December 2015. Beginning in June 2015, Mr. Radesca served as the interim chief financial officer and treasurer of American Realty Capital New York City REIT II, Inc. (“NYCR II”), the NYCR II advisor and the NYCR II property manager. In

December 2015, NYCR II’s stockholders approved the fund’s dissolution and liquidation. Mr. Radesca also served as the interim chief financial officer, treasurer and secretary of American Realty Capital Hospitality Trust, Inc. (“HOST”), the HOST advisor and the HOST property manager from May 2014 until December 2014. He served as interim chief financial officer of RCA and the RCA advisor from May 2014 until December 2014. Beginning in June 2015, Mr. Radesca also served as interim chief financial officer of American Realty Capital — Retail Centers of America II, Inc. (“RCA II”) and the RCA II advisor. In January 2016, RCA II’s stockholders approved the liquidation and dissolution of the fund. Beginning in October 2013, he served as the chief financial officer and treasurer of the general partner of American Energy Capital Partners — Energy Recovery Program, LP, whose unitholders approved the fund’s dissolution and liquidation in November 2015. Mr. Radesca served as chief financial officer of National Fund Advisors, LLC, an SEC registered investment adviser from December 2012 through December 2015. Mr. Radesca also previously served as an executive officer of the advisor to United Development Funding V, Inc. from September 2013 until April 2016. Prior to joining the predecessor to AR Global, in December 2012, Mr. Radesca was employed by Solar Capital Management, LLC, from March 2008 to May 2012, where he served as the chief financial officer and corporate secretary for Solar Capital Ltd. and its predecessor company, and Solar Senior Capital Ltd., both of which are publicly traded business development companies. From 2006 to February 2008, Mr. Radesca served as the chief accounting officer at iStar Financial Inc. (“iStar”), a publicly traded commercial REIT, where his responsibilities included overseeing accounting, tax and SEC reporting. Prior to iStar, Mr. Radesca served in various senior accounting and financial reporting roles at Fannie Mae, Del Monte Foods Company, Providian Financial Corporation and Bank of America. Mr. Radesca has 25 years of experience in financial reporting and accounting and is a licensed certified public accountant in New York and Virginia. Mr. Radesca holds a B.S. in accounting from the New York Institute of Technology and an M.B.A. from the California State University, East Bay.

Number and Terms of Office of Officers and Directors

Our board of directors consists of five members. Prior to consummation of our initial business combination, holders of our Class B common stock will have the right to elect all of our directors and remove members of our board of directors for any reason. Holders of our public shares will not have the right to vote on the election of directors during such time. Approval of our initial business combination will require the affirmative vote of a majority of our board directors. Subject to any other special rights applicable to the stockholders, prior to our initial business combination, any vacancies on our board of directors may be filled by the affirmative vote of a majority of the directors present and voting at the meeting of our board of directors that includes any directors representing our sponsor then on our board of directors, or by holders of a majority of the outstanding shares of our Class B common stock.

Our officers are elected by the board of directors and serve at the discretion of the board of directors, rather than for specific terms of office. Our board of directors is authorized to appoint persons to the offices set forth in our bylaws as it deems appropriate. Our bylaws will provide that our officers may consist of a Chief Executive Officer, a President, a Chief Financial Officer, Vice Presidents, a Secretary, Assistant Secretaries, a Treasurer and such other offices as may be determined by the board of directors.

Director Independence

The rules of the NYSE require that a majority of our board of directors be independent within one year of our IPO. Our board has determined that each of Mr. Michelson, Sister M. Therese Antone, and Mr. Radesca is an independent director under applicable SEC and NYSE rules.

Executive Officer and Director Compensation

None of our officers or directors have received any compensation for services rendered to us. Our sponsor, officers, directors and their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made by us to our sponsor, officers, directors or our or any of their respective affiliates.

After the completion of our initial business combination, directors or members of our management team who remain with us may be paid consulting, management or other compensation from the combined company. All compensation will be fully disclosed to stockholders, to the extent then known, in the tender offer materials or proxy solicitation materials furnished to our stockholders in connection with a proposed business combination. It is unlikely the amount of such compensation will be known at the time, because the directors of the post-combination business will be responsible for determining executive officer and director compensation. Any compensation to be paid to our officers after the completion of our initial business combination will be determined by a compensation committee constituted solely by independent directors.

We are not party to any agreements with our executive officers and directors that provide for benefits upon termination of employment. The existence or terms of any such employment or consulting arrangements may influence our management’s motivation in identifying or selecting a target business, and we do not believe that the ability of our management to remain with us after the consummation of our initial business combination should be a determining factor in our decision to proceed with any potential business combination.

Committees of the Board of Directors

Our board of directors has three standing committees: an audit committee, a compensation committee and a nominating and corporate governance committee, each of which will be composed solely of independent directors. Subject to phase-in rules, the rules of NYSE and Rule 10A-3 of the Exchange Act require that the audit committee of a listed company be comprised solely of independent directors, and the rules of NYSE require that the compensation committee and the nominating and corporate governance committee of a listed company be comprised solely of independent directors. Each committee operates under a charter that was approved by our board and has the composition and responsibilities described below. The charter of each committee is available on our website.

Audit Committee

The members of our audit committee are Mr. Michelson, Sister M. Therese Antone and Mr. Radesca., and Mr. Radesca serves as chairman of the audit committee. Furthermore, Mr. Michelson serves on the audit committees of four other public companies. Our board of directors has determined that, upon consideration of all relevant facts and circumstances known to our board of directors, Mr. Michelson’s simultaneous service on the audit committees of five public companies does not impair his ability to effectively serve on our audit committee. Each member of the audit committee is financially literate and our board of directors has determined that Mr. Radesca qualifies as an “audit committee financial expert” as defined in applicable SEC rules and has accounting or related financial management expertise. We have adopted an audit committee charter, which details the purpose and principal functions of the audit committee, including:

●	assisting board oversight of (1) the integrity of our financial statements, (2) our compliance with legal and regulatory requirements, (3) our independent auditor’s qualifications and independence, and (4) the performance of our internal audit function and independent auditors;
●	the appointment, compensation, retention, replacement, and oversight of the work of the independent auditors and any other independent registered public accounting firm engaged by us;
●	pre-approving all audit and non-audit services to be provided by the independent auditors or any other registered public accounting firm engaged by us, and establishing pre-approval policies and procedures;
●	reviewing and discussing with the independent auditors all relationships the auditors have with us in order to evaluate their continued independence;
●	setting clear hiring policies for employees or former employees of the independent auditors;
●	setting clear policies for audit partner rotation in compliance with applicable laws and regulations;

●	obtaining and reviewing a report, at least annually, from the independent auditors describing (1) the independent auditor’s internal quality-control procedures and (2) any material issues raised by the most recent internal quality-control review, or peer review, of the audit firm, or by any inquiry or investigation by governmental or professional authorities, within the preceding five years respecting one or more independent audits carried out by the firm and any steps taken to deal with such issues;
●	meeting to review and discuss our annual audited financial statements and quarterly financial statements with management and the independent auditor, including reviewing our specific disclosures under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations”;
●	reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC prior to us entering into such transaction; and
●	reviewing with management, the independent auditors, and our legal advisors, as appropriate, any legal, regulatory or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding our financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the Financial Accounting Standards Board, the SEC or other regulatory authorities.

The audit committee is governed by a charter that complies with the rules of the NYSE.

Compensation Committee

The members of our Compensation Committee are Mr. Michelson, Sister M. Therese Antone and Mr. Radesca, and Sister M. Therese Antone serves as chairman of the compensation committee.

We have adopted a compensation committee charter, which details the purpose and responsibility of the compensation committee, including:

●	reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation, evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer based on such evaluation;
●	reviewing and making recommendations to our board of directors with respect to (or approving, if such authority is so delegated by our board of directors) the compensation, and any incentive-compensation and equity-based plans that are subject to board approval of all of our other officers;
●	reviewing our executive compensation policies and plans;
●	implementing and administering our incentive compensation equity-based remuneration plans;
●	assisting management in complying with our proxy statement and annual report disclosure requirements;
●	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our officers and employees;
●	producing a report on executive compensation to be included in our annual proxy statement; and
●	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

The charter also provides that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, independent legal counsel or other adviser and will be directly responsible for the appointment, compensation and oversight of the work of any such adviser. The charter complies with the rules of the NYSE.

However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by the NYSE and the SEC.

Nominating and Corporate Governance Committee

The members of our nominating and corporate governance committee are Mr. Michelson, Sister M. Therese Antone and Mr. Radesca, and Mr. Michelson serves as chair of the nominating and corporate governance committee.

We adopted a nominating and corporate governance committee charter, which details the purpose and responsibilities of the nominating and corporate governance committee, including:

●	identifying, screening and reviewing individuals qualified to serve as directors, consistent with criteria approved by the board, and recommending to the board of directors candidates for nomination for election at the annual meeting of stockholders or to fill vacancies on the board of directors;
●	developing and recommending to the board of directors and overseeing implementation of our corporate governance guidelines;
●	coordinating and overseeing the annual self-evaluation of the board of directors, its committees, individual directors and management in the governance of the company; and
●	reviewing on a regular basis our overall corporate governance and recommending improvements as and when necessary.

The charter also provides that the nominating and corporate governance committee may, in its sole discretion, retain or obtain the advice of, and terminate, any search firm to be used to identify director candidates, and will be directly responsible for approving the search firm’s fees and other retention terms. The charter complies with the rules of the NYSE.

We have not formally established any specific, minimum qualifications that must be met or skills that are necessary for directors to possess. In general, in identifying and evaluating nominees for director, the board of directors considers educational background, diversity of professional experience, knowledge of our business, integrity, professional reputation, independence, wisdom, and the ability to represent the best interests of our stockholders. Prior to our initial business combination, holders of our public shares will not have the right to recommend director candidates for nomination to our board of directors.

Compensation Committee Interlocks and Insider Participation

None of our officers currently serves, and in the past year has not served, as a member of the board of directors or compensation committee of any entity that has one or more officers serving on our board of directors.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our officers, directors and persons who beneficially own more than ten percent of our common stock to file reports of ownership and changes in ownership with the SEC. These reporting persons are also required to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of such forms, we believe that during the period from December 16, 2020 (inception) through December 31, 2021, there were no delinquent filers.

Code of Ethics

We have adopted a Code of Ethics applicable to our directors, officers and employees.

You will be able to review these documents by accessing our public filings at the SEC’s website at www.sec.gov. In addition, a copy of the Code of Ethics will be provided without charge upon request from us. We intend to disclose any amendments to or waivers of certain provisions of our Code of Ethics in a Current Report on Form 8-K.

Corporate Governance Guidelines

Our board of directors adopted corporate governance guidelines in accordance with the corporate governance rules of the NYSE that serve as a flexible framework within which our board of directors and its committees operate. These guidelines cover a number of areas including board membership criteria and director qualifications, director responsibilities, board agenda, roles of the chairman of the board, chief executive officer and presiding director, meetings of independent directors, committee responsibilities and assignments, board member access to management and independent advisors, director communications with third parties, director compensation, director orientation and continuing education, evaluation of senior management and management succession planning. A copy of our corporate governance guidelines is posted on our website.

Conflicts of Interest

Our management team is responsible for the management of our affairs. As described above and below, each of our officers and directors presently has, and any of them in the future may have additional, fiduciary, contractual or other obligations or duties to one or more other entities pursuant to which such officer or director is or will be required to present a business combination opportunity to such entities. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for one or more entities to which he or she has fiduciary, contractual or other obligations or duties, he or she will honor these obligations and duties to present such business combination opportunity to such entities first, and only present it to us if such entities reject the opportunity and he or she determines to present the opportunity to us (including as described in “Item 1. Business — Sourcing of Potential Business Combination Targets”). These conflicts may not be resolved in our favor and a potential target business may be presented to another entity prior to its presentation to us.

We do not believe, however, that the fiduciary, contractual or other obligations or duties of our officers or directors, will materially affect our ability to complete our initial business combination. Our second amended and restated certificate of incorporation provides that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue.

Our sponsor, its members, our officers and directors may participate in the formation of, or become an officer or director of, any other blank check company prior to completion of our initial business combination. Potential investors should also be aware of the following other potential conflicts of interest:

●	None of our officers or directors is required to commit his or her full time to our affairs and, accordingly, may have conflicts of interest in allocating his or her time among various business activities.
●	In the course of their other business activities, our officers and directors may become aware of investment and business opportunities which may be appropriate for presentation to us as well as the other entities with which they are affiliated. Our management may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

●	Our initial stockholders, officers and directors have agreed to waive their redemption rights with respect to any founder shares and any public shares held by them in connection with the consummation of our initial business combination. Additionally, our initial stockholders, officers and directors have agreed to waive their redemption rights with respect to any founder shares held by them if we fail to consummate our initial business combination within 24 months after the closing of the IPO or during any Extension Period. However, if our initial stockholders or any of our officers, directors or affiliates acquire public shares in or after the IPO, they will be entitled to liquidating distributions from the trust account with respect to such public shares if we fail to consummate our initial business combination within the completion window. If we do not complete our initial business combination within such applicable time period, the proceeds of the sale of the private placement warrants held in the trust account will be used to fund the redemption of our public shares, and the private placement warrants will expire worthless. With certain limited exceptions, the founder shares will not be transferable, assignable or salable by our initial stockholders until the earlier of: (1) one year after the completion of our initial business combination; and (2) subsequent to our initial business combination, (x) the date on which we consummate a liquidation, merger, stock exchange, reorganization or other similar transaction that results in all of our public stockholders having the right to exchange their shares of common stock for cash, securities or other property and (y) if the last reported sale price of our Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after our initial business combination. With certain limited exceptions, the private placement warrants and the shares of common stock underlying such warrants, will not be transferable, assignable or salable by our sponsor until 30 days after the completion of our initial business combination. Since our sponsor, officers and directors may directly or indirectly own common stock and warrants, our officers and directors may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination.
●	Our key personnel may negotiate employment or consulting agreements with a target business in connection with a particular business combination. These agreements may provide for them to receive compensation following our initial business combination and as a result, may cause them to have conflicts of interest in determining whether to proceed with a particular business combination.
●	Our key personnel may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such key personnel was included by a target business as a condition to any agreement with respect to our initial business combination.
●	The conflicts described above may not be resolved in our favor.
●	In general, officers and directors of a corporation incorporated under the laws of the State of Delaware are required to present business opportunities to a corporation if:
●	the corporation could financially undertake the opportunity;
●	the opportunity is within the corporation’s line of business; and
●	it would not be fair to the corporation and its stockholders for the opportunity not to be brought to the attention of the corporation.

Accordingly, as a result of multiple business affiliations, our officers and directors have similar legal obligations and duties relating to presenting business opportunities meeting the above-listed criteria to multiple entities. Furthermore, our second amended and restated certificate of incorporation provides that the doctrine of corporate opportunity will not apply with respect to any of our officers or directors in circumstances where the application of the doctrine would conflict with any fiduciary duties or contractual obligations they may have, and there will not be any expectancy that any of our directors or officers will offer any such corporate opportunity of which he or she may become aware to us. Below is a table summarizing the entities to which our officers and directors currently have fiduciary duties or contractual obligations that may present a conflict of interest:

Name of Individual	Entity Name	Entity’s Business	Affiliation
Brendan T.O’Donnell	Coastal Extreme Brewing Co, LLC	Craft Brewing and Distilling	Chief Executive Officer
Nicholas S. Schorsch, Jr.	Bellevue Capital Partners, LLC	Diversified Holding Company	Chief Operating Officer
	AR Global Investments, LLC	Commercial Real Estate Asset Management	Chief Operating Officer
	Audrain Automobile Museum	Automotive Museum	Director
Joseph Marnikovic	Bellevue Capital Partners, LLC	Diversified Holding Company	Chief Financial Officer
	AR Global Investments, LLC	Commercial Real Estate Asset Management	Chief Financial Officer
Michael R. Anderson	Bellevue Capital Partners, LLC	Diversified Holding Company	Chief Corporate Counsel
	AR Global Investments, LLC	Commercial Real Estate Asset Management	Chief Corporate Counsel
	GNL Canadian Services Co.	Canadian Real Estate Service Company	Director
	ARG WRFBRIT001 S.r.l.	Real Estate Holding Company	Director
	ARC DDLONUK, Ltd.	European Asset Manager	Director
Nicholas S. Schorsch	Bellevue Capital Partners, LLC	Diversified Holding Company	Chairman and Managing Member
	ARC Real Estate Partners, LLC	Real Estate Holding Company	Managing Member
	Audrain Automobile Museum	Automotive Museum	President, Director
	A.P. 51, LLC	Automotive Chemical Manufacturing	Managing Member, Director
	S-5 Management, LLC	Diversified Holding Company	Manager
Edward M. Weil, Jr.	Bellevue Capital Partners, LLC	Diversified Holding Company	Member
	ARC Real Estate Partners, LLC	Real Estate Holding Company	Member
	AR Global Investments, LLC	Commercial Real Estate Asset Management	Chief Executive Officer
	Audrain Automobile Museum	Automotive Museum	Director
	1639 Ventures, LLC	Diversified Holding Company	Manager
	American Finance Trust, Inc.	Net Lease REIT	Chairman, Chief Executive Officer
	New York City REIT, Inc.	NYC REIT	Chairman, Chief Executive Officer
	Healthcare Trust, Inc.	Healthcare REIT	Director, Chief Executive Officer
	Global Net Lease, Inc.	Global Net Lease REIT	Director
	Hearts of Gold	Non-Profit Organization	Director
Leslie D. Michelson	Private Health Management	Healthcare Management	Executive Chairman and Director
	Business Development Corporation of America	Business Development Company	Lead Independent Director

Name of Individual	Entity Name	Entity’s Business	Affiliation
	Healthcare Trust, Inc.	Healthcare REIT	Non-Executive Chairman
	American Finance Trust, Inc.	Net Lease REIT	Director
	Michelson on Medicine, LLC	Healthcare Management	Chief Executive Officer and Director
	Franklin BSP Capital Corporation	Investment Management	Director
M. Therese Antone	Salve Regina University	Education	Chancellor
	Global Net Lease, Inc.	Global Net Lease REIT	Director
	Newport Hospital Foundation	Charitable	Director
	Sisters of Mercy Investment Services	Investment Management	Director
	Davis Educational Foundation	Education	Director
Nicholas Radesca	Affordable Housing Committee of Jamestown, RI	Municipal Committee	Member
	Rhode Island Tutorial & Educational Services	Charitable	Treasurer and Director

Accordingly, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for one or more entities to which he or she has fiduciary, contractual or other obligations or duties, he or she will honor these obligations and duties to present such business combination opportunity to such entities first, and only present it to us if such entities reject the opportunity and he or she determines to present the opportunity to us (including as described in “Item 1. Business — Sourcing of Potential Business Combination Targets”). These conflicts may not be resolved in our favor and a potential target business may be presented to another entity prior to its presentation to us.

We do not believe, however, that the fiduciary, contractual or other obligations or duties of our officers or directors will materially affect our ability to complete our initial business combination. Our second amended and restated certificate of incorporation provides that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue.

We are not prohibited from pursuing an initial business combination with a company that is affiliated with our sponsor, officers or directors. In the event we seek to complete our initial business combination with a business that is affiliated with our sponsor, officers or directors, we, or a committee of independent and disinterested directors, will obtain an opinion from an independent investment banking firm that is a member of FINRA or from an independent accounting firm, that such initial business combination is fair to our company from a financial point of view. We are not required to obtain such an opinion in any other context.

In addition, our sponsor or any of its affiliates may make additional investments in the company in connection with the initial business combination, although our sponsor and its affiliates have no obligation or current intention to do so. If our sponsor or any of its affiliates elects to make additional investments, such proposed investments could influence our sponsor’s motivation to complete an initial business combination.

In the event that we submit our initial business combination to our public stockholders for a vote, our initial stockholders, officers and directors have agreed to vote any founder shares and any public shares held by them in favor of our initial business combination, and our officers and directors have also agreed to vote public shares purchased by them (if any) during or after the IPO in favor of our initial business combination.

Limitation on Liability and Indemnification of Officers and Directors

Our second amended and restated certificate of incorporation provides that our officers and directors will be indemnified by us to the fullest extent authorized by Delaware law, as it now exists or may in the future be amended. In addition, our second amended and restated certificate of incorporation provides that our directors will not be personally liable for monetary damages to us or stockholders for breaches of their fiduciary duty as directors, except to the extent such exemption from liability or limitation thereof is not permitted by the DGCL.

We entered into agreements with our officers and directors to provide contractual indemnification in addition to the indemnification provided for in our second amended and restated certificate of incorporation. Our bylaws also permit us to maintain insurance on behalf of any officer, director or employee for any liability arising out of his or her actions, regardless of whether Delaware law would permit such indemnification.

We obtained a policy of directors’ and officers’ liability insurance that insures our officers and directors against the cost of defense, settlement or payment of a judgment in some circumstances and insures us against our obligations to indemnify our officers and directors.

These provisions may discourage stockholders from bringing a lawsuit against our directors for breach of their fiduciary duty. These provisions also may have the effect of reducing the likelihood of derivative litigation against directors and officers, even though such an action, if successful, might otherwise benefit us and our stockholders. Furthermore, a stockholder’s investment may be adversely affected to the extent we pay the costs of settlement and damage awards against officers and directors pursuant to these indemnification provisions.

We believe that these provisions, the insurance and the indemnity agreements are necessary to attract and retain talented and experienced officers and directors.

In connection with the IPO, we have undertaken that insofar as indemnification for liabilities arising under the Securities Act may be permitted to directors, officers or persons controlling us pursuant to the foregoing provisions, we have been informed that in the opinion of the SEC such indemnification is against public policy as expressed in the Securities Act and is therefore unenforceable.

Item 11.Executive Compensation.

None of our executive officers or directors have received any cash compensation for services rendered to us. We pay monthly recurring expenses of $20,000 to our sponsor for office space, administrative and support services. Upon completion of the initial business combination or our liquidation, the Company will cease paying these monthly fees. Accordingly, in the event the consummation of the initial business combination takes the maximum 24 months, our sponsor will be paid a total of $480,000 ($20,000 per month) for office space, administrative and support services and will be entitled to be reimbursed for any out-of-pocket expenses.

Our sponsor, executive officers, directors, or any of their respective affiliates, are reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made to our sponsor, executive officers, directors and our or their affiliates.

After the completion of our business combination, directors or members of our management team who remain with us may be paid consulting, management or other fees from the combined company. All of these fees will be fully disclosed to stockholders, to the extent then known, in the tender offer materials or proxy solicitation materials furnished to our stockholders in connection with a proposed business combination. It is unlikely the amount of such compensation will be known at the time, because the directors of the post-combination business will be responsible for determining executive officer and director compensation. Any compensation to be paid to our executive officers will be determined by a compensation committee constituted solely by independent directors.

We may not take any action to ensure that members of our management team maintain their positions with us after the consummation of our initial business combination, although it is possible that some or all of our officers and directors may negotiate employment or consulting arrangements to remain with us after the initial business combination. The existence or terms of any such employment or consulting arrangements to retain their positions with us may influence our management’s motivation in identifying or selecting a target business but we do not believe that the ability of our management to remain with us after the consummation of our initial business combination will be a determining factor in our decision to proceed with any potential business combination. We are not party to any agreements with our officers and directors that provide for benefits upon termination of employment.

Item 12.Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

We have no compensation plans under which equity securities are authorized for issuance.

The following table sets forth information regarding the beneficial ownership of our common stock as of the date of this annual report, by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;
●	each of our executive officers and directors; and
●	all our executive officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. The following table does not reflect record or beneficial ownership of the private placement warrants as these warrants are not exercisable within 60 days of the date of this annual report.

	Number of
	Shares	Percentage of
	Beneficially	Outstanding
Name and Address of Beneficial Owner(1)	Owned(2)	Common Stock
G&P Sponsor, LLC (our sponsor)(3)	4,300,000	19.7%
Brendan T. O’Donnell	—	—
Nicholas S. Schorsch, Jr.	—	—
Joseph Marnikovic	—	—
Michael R. Anderson	—	—
Nicholas S. Schorsch(3)	4,300,000	19.7%
Edward M. Weil, Jr.(3)	—	—
Leslie D. Michelson	25,000	*
M. Therese Antone	25,000	*
Nicholas Radesca	25,000	*
Magnetar Financial LLC(4)	1,604,045	9.17%
Shaolin Capital Management LLC(5)	1,400,913	8%
The Goldman Sachs Group, Inc(6)	1,139,858	6.5%
All officers and directors as a group (9 individuals)	5,031,250	20%
(1)	Unless otherwise noted, the business address of each of the following entities or individuals is in care of the Company at 222 Bellevue Avenue, Newport, Rhode Island 02840.
(2)	Interests shown consist solely of shares of Class B common stock which are referred to herein as founder shares. Such shares will automatically convert into shares of Class A common stock at the time of our initial business combination, or earlier at the option of the holder, on a one-for-one basis, subject to adjustment, as described in our registration statement.
(3)	Our sponsor is the record holder of such shares. Bellevue Capital is the managing member of our sponsor. Mr. Schorsch is the managing member and Mr. Weil, Jr. is a member of Bellevue Capital and have voting and investment discretion with respect to the common stock held of record by our sponsor. Each of Mr. Schorsch and Mr. Weil, Jr. disclaims any beneficial ownership of the securities held by our sponsor, other than to the extent of any pecuniary interest they may have therein, directly or indirectly.
(4)	According to Schedule 13G, filed on January 14, 2022 by Magnetar Financial LLC, Magnetar Capital Partners LP, Supernova Management LLC and Alec N. Litowitz (collectively, the “Magnetar Parties”), the business address of such parties is 1603 Orrington Avenue, 13th Floor, Evanston, Illinois 60201. The Magnetar Parties hold 1,604,045 shares of Class A common stock. Such securities are held through Magnetar Financial LLC (“Magnetar Financial”), a Delaware limited liability company, Magnetar Capital Partners LP (“Magnetar Capital Partners”), a Delaware limited partnership, Supernova Management LLC (“Supernova Management”), a Delaware limited liability company and Mr. Alec N. Litowitz (“Mr. Litowitz”), a United States citizen who serves as the manager of Supernova Management LLC. Magnetar Capital Partners serves as the sole member and parent holding company of Magnetar Financial. Supernova Management is the general partner of Magnetar Capital Partners. The manager of Supernova Management is Mr. Litowitz.
(5)	According to Schedule 13G, filed on February 10, 2022 by Shaolin Capital Management LLC (“Shaolin”), the business address of Shaolin is 7610 NE 4th Court, Suite 104, Miami, FL 33138. Shaolin holds 1,969,846 shares of Class A common stock. Shaolin serves as the investment advisor to Shaolin Capital Partners Master Fund, Ltd., a Cayman Islands exempted company, MAP 214 Segregated Portfolio, a segregated portfolio of LMA SPC, and DS Liquid DIV RVA SCM LLC, being managed accounts advised by Shaolin.
(6)	According to Schedule 13G, filed on January 26, 2022 by The Goldman Sachs Group, Inc and Goldman Sachs & Co. LLC (collectively, the “Goldman Parties”), the business address of such parties is 200 West Street, New York, NY 10282. The Goldman Parties hold 1,139,858 shares of Class A common stock. Such securities are held through The Goldman Sachs Group, Inc, a Delaware incorporated company and Goldman Sachs & Co. LLC, a Delaware limited liability company.

Our sponsor beneficially own 20.0% of the issued and outstanding shares of our common stock. Our sponsor will have the right to elect all of our directors and remove any director for any reason prior to the consummation of our initial business combination as a result of holding all of the founder shares. In addition, because of this ownership block, our initial stockholders may be able to effectively influence the outcome of all matters requiring approval by our stockholders, including amendments to our second amended and restated certificate of incorporation and approval of significant corporate transactions.

In December 2020, our sponsor purchased an aggregate of 5,750,000 founder shares for an aggregate purchase price of $25,000, or approximately $0.0043 per share. On February 24, 2021, our sponsor transferred 25,000 founder shares to each of our directors, resulting in our sponsor holding 5,675,000 founder shares. On March 10, 2021, our sponsor forfeited 718,750 founder shares to us for no consideration, resulting in our sponsor holding 4,956,250 founder shares. All share and per-share amounts have been retroactively restated to reflect the stock dividends. The number of founder shares issued was determined based on the expectation that the founder shares would represent 20% of the outstanding shares of common stock upon completion of the IPO. As of December 31, 2021, there were 4,375,000 Founder Shares issued and outstanding.

Concurrently with the completion of the IPO, our sponsor purchased an aggregate of 7,250,000 warrants at a price of $1.00 per warrant, or $7,250,000 in the aggregate. An aggregate of $176,750,000 was placed in a trust account at the time of closing of the IPO. Each whole private placement warrant entitles the holder thereof to purchase one share of Class A common stock at a price of $11.50 per share, subject to certain adjustments.

Our sponsor and our executive officers and directors are deemed to be our “promoters” as such term is defined under the federal securities laws. See “Item 13. Certain Relationships and Related Transactions, and Director Independence” below for additional information regarding our relationships with our promoters.

Item 13.Certain Relationships and Related Transactions, and Director Independence.

In December 2020, our sponsor purchased an aggregate of 5,750,000 founder shares for an aggregate purchase price of $25,000, or approximately $0.0043 per share. On February 24, 2021, our sponsor transferred 25,000 founder shares to each of our directors, resulting in our sponsor holding 5,675,000 founder shares. On March 10, 2021, our sponsor forfeited 718,750 founder shares to us for no consideration, resulting in our sponsor holding 4,956,250 founder shares. All share and per-share amounts have been retroactively restated to reflect the stock dividends. The number of founder shares issued was determined based on the expectation that the founder shares would represent 20% of the outstanding shares of common stock upon completion of the IPO. As of December 31, 2021, there were 4,375,000 Founder Shares issued and outstanding.

Our sponsor purchased 7,250,000 private placement warrants for a purchase price of $1.00 per warrant in a private placement that occurred simultaneously with the closing of the IPO. As such, our sponsor’s interest in the IPO is valued at $7,250,000. Each private placement warrant entitles the holder thereof to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment as provided herein. The private placement warrants (including the Class A common stock issuable upon exercise of the private placement warrants) may not, subject to certain limited exceptions, be transferred, assigned or sold by our sponsor until 30 days after the completion of our initial business combination.

If any of our officers or directors becomes aware of a business combination opportunity which is suitable for one or more entities to which he or she has fiduciary, contractual or other obligations or duties, he or she will honor these obligations and duties to present such business combination opportunity to such entities first, and only present it to us if such entities reject the opportunity and he or she determines to present the opportunity to us. Our officers and directors currently have other relevant fiduciary, contractual or other obligations or duties that may take priority over their duties to us.

In December 2020, our sponsor agreed to loan us up to $300,000 to cover expenses related to the IPO pursuant to a promissory note. The loan was non-interest bearing, unsecured and due on the earlier of June 30, 2021 or the closing of the IPO. We borrowed $71,093 under this promissory note and repaid the full outstanding balance of the promissory note on March 15, 2021.

We entered into an Administrative Services Agreement pursuant to which we will also pay our sponsor a total of $20,000 per month for office space, administrative and support services. Upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees. Accordingly, in the event the consummation of our initial business combination takes the maximum 24 months, an affiliate of our sponsor will be paid a total of $480,000 ($20,000 per month) for office space, administrative and support services and will be entitled to be reimbursed for any out-of-pocket expenses.

Our sponsor, officers and directors or any of their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made by us to our sponsor, officers, directors or our or any of their respective affiliates and will determine which expenses and the amount of expenses that will be reimbursed. There is no cap or ceiling on the reimbursement of out-of-pocket expenses incurred by such persons in connection with activities on our behalf.

In addition, in order to finance transaction costs in connection with an intended initial business combination, our sponsor, an affiliate of our sponsor or our officers and directors may, but none of them is obligated to, loan us funds as may be required. If we complete our initial business combination, we would repay such loaned amounts out of the proceeds of the trust account released to us. In the event that our initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. Up to $2,000,000 of such loans may be convertible into warrants at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the private placement warrants issued to our sponsor. The terms of such loans by our sponsor, an affiliate of our sponsor or our officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. We do not expect to seek loans from parties other than our sponsor, an affiliate of our sponsor or our officers and directors, if any, as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account.

After our initial business combination, members of our management team who remain with us, if any, may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to our stockholders, to the extent then known, in the tender offer or proxy solicitation materials, as applicable, furnished to our stockholders. It is unlikely the amount of such compensation will be known at the time of distribution of such tender offer materials or at the time of a stockholder meeting held to consider our initial business combination, as applicable, as it will be up to the directors of the post-combination business to determine executive officer and director compensation.

We have entered into a letter agreement with our initial stockholders, officers and directors pursuant to which (x) they have agreed to waive: (1) their redemption rights with respect to any founder shares and public shares held by them, as applicable, in connection with our initial business combination; (2) their redemption rights with respect to any founder shares and public shares held by them in connection with a stockholder vote to approve an amendment to our second amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to allow redemptions in connection with our initial business combination or to redeem 100% of our public shares if we have not consummated our initial business combination within 24 months from the closing of the IPO or (B) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity; and (3) their rights to liquidating distributions from the trust account with respect to any founder shares they hold if we fail to complete our initial business combination within 24 months from the closing of the IPO or during any Extension Period, although they will be entitled to liquidating distributions from the trust account with respect to any public shares they hold if we fail to complete our initial business combination. We will bear the expenses incurred in connection with the filing of any such registration statements.

We have entered into a registration rights agreement with respect to the founder shares, private placement warrants and warrants issued upon conversion of working capital loans (if any).

Related Party Policy

We had not yet adopted a formal policy for the review, approval or ratification of related party transactions as of the completion of the IPO. Accordingly, the transactions discussed above were not reviewed, approved or ratified in accordance with any such policy.

Since the completion of the IPO, we have adopted a code of ethics requiring us to avoid, wherever possible, all conflicts of interests, except under guidelines or resolutions approved by our board of directors (or the appropriate committee of our board) or as disclosed in our public filings with the SEC. Under our code of ethics, conflict of interest situations will include any financial transaction, arrangement or relationship (including any indebtedness or guarantee of indebtedness) involving the company.

In addition, our audit committee, pursuant to a written charter, is responsible for reviewing and approving related party transactions to the extent that we enter into such transactions. An affirmative vote of a majority of the members of the audit committee present at a meeting at which a quorum is present is required in order to approve a related party transaction. A majority of the members of the entire audit committee constitutes a quorum. Without a meeting, the unanimous written consent of all of the members of the audit committee are required to approve a related party transaction. Our audit committee will review on a quarterly basis all payments that were made by us to our sponsor, officers or directors, or our or any of their affiliates.

These procedures are intended to determine whether any such related party transaction impairs the independence of a director or presents a conflict of interest on the part of a director, employee or officer.

To further minimize conflicts of interest, we have agreed not to consummate an initial business combination with an entity that is affiliated with any of our sponsor, officers or directors unless we, or a committee of independent and disinterested directors, have obtained an opinion from an independent investment banking firm which is a member of FINRA or an independent accounting firm that our initial business combination is fair to our company from a financial point of view. There will be no finder’s fees, reimbursement, consulting fee, monies in respect of any payment of a loan or other compensation paid by us to our sponsor, officers or directors or our or any of their respective affiliates, for services rendered to us prior to or in connection with the completion of our initial business combination (regardless of the type of transaction that it is). However, the following payments will be, or have been, made to our sponsor, officers or directors, or our or their affiliates, and, if made prior to our initial business combination will be made from (i) funds held outside the trust account or (ii) permitted withdrawals:

●	repayment of $300,000 in loans made to us by our sponsor to cover offering-related and organizational expenses;
●	payment to our sponsor of a total of $20,000 per month, for up to 24 months, for office space, administrative and support services;
●	reimbursement for any out-of-pocket expenses related to identifying, investigating and completing an initial business combination; and
●	repayment of loans which may be made by our sponsor, an affiliate of our sponsor or our officers and directors to finance transaction costs in connection with an intended initial business combination, the terms of which have not been determined nor have any written agreements been executed with respect thereto. Up to $2,000,000 of such loans may be convertible into warrants of the post-business combination entity at a price of $1.00 per warrant at the option of the lender.

These payments may be funded using the net proceeds of the IPO and the sale of the private placement warrants not held in the trust account or, upon completion of the initial business combination, from any amounts remaining from the proceeds of the trust account released to us in connection therewith.

Director Independence

The rules of the NYSE require that a majority of our board of directors be independent within one year of our IPO. An “independent director” is defined generally as a person that, in the opinion of the company’s board of directors, has no material relationship with the listed company (either directly or as a partner, shareholder or officer of an organization that has a relationship with the company). We have “independent directors” as defined in the NYSE rules and applicable SEC rules. Our board has determined that each of Mr. Michelson, Sister M. Therese Antone, and Mr. Radesca is an independent director under applicable SEC and NYSE rules. Our independent directors have regularly scheduled sessions at which only independent directors are present.

Item 14.Principal Accountant Fees and Services.

The following is a summary of fees paid or to be paid to Marcum LLP, or Marcum, for services rendered.

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Marcum in connection with regulatory filings. The aggregate fees billed by Marcum for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms 10-Q for the respective periods and other required filings with the SEC for the year ended December 31, 2021 and for the period December 16, 2020 (inception) through December 31, 2020 totaled $122,630 and $30,900, respectively. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees. Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We did not pay Marcum for consultations concerning financial accounting and reporting standards for the year ended December 31, 2021 and for the period from 12/16/20 (inception) through 12/31/20.

Tax Fees. We did not pay Marcum for tax planning and tax advice for the year ended December 31, 2021 and for the period December 16, 2020 (inception) through December 31, 2020.

All Other Fees. We did not pay Marcum for other services for the year ended December 31, 2021 and for the period December 16, 2020 (inception) through December 31, 2020.

Pre-Approval Policy

Our audit committee was formed upon the consummation of our Initial Public Offering. As a result, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

Item 15.Exhibits, Financial Statement Schedules

(a)	The following documents are filed as part of this annual report:
(1)	Financial Statements:

(2)	Financial Statement Schedules:

None.

(3)	Exhibits

We hereby file as part of this Report the exhibits listed in the attached Exhibit Index. Exhibits which are incorporated herein by reference can be inspected and copied at the public reference facilities maintained by the SEC, 100 F Street, N.E., Room 1580, Washington, D.C. 20549. Copies of such material can also be obtained from the Public Reference Section of the SEC, 100 F Street, N.E., Washington, D.C. 20549, at prescribed rates or on the SEC website at www.sec.gov.

Exhibit Number	Description
1.1

Underwriting Agreement, dated March 10, 2021, by and between G&P Acquisition Corp. and BMO Capital Markets Corp. (incorporated by reference to the Exhibit 1.1 filed with the Company’s current report on Form 8-K filed by the Registrant on March 15, 2021).

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 filed with the Company’s registration statement on Form S-1 filed by the Registrant on February 12, 2021).
3.2	Second Amended and Restated Certificate of Incorporation (incorporated by reference to the Exhibit 3.2 filed with the Company’s current report on Form 8-K filed by the Registrant on March 15, 2021).
3.3	Bylaws (incorporated by reference to Exhibit 3.3 filed with the Company’s registration statement on Form S-1 filed by the Registrant on February 12, 2021).
4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 filed with the Company’s registration statement on Form S-1 filed by the Registrant on February 12, 2021).
4.2	Specimen Class A Common Stock Certificate (incorporated by reference to Exhibit 4.2 filed with the Company’s registration statement on Form S-1 filed by the Registrant on February 12, 2021).
4.3

Specimen Warrant Certificate (included in Exhibit 4.3) (incorporated by reference to Exhibit 4.3 filed with the Company’s registration statement on Form S-1 filed by the Registrant on February 12, 2021).

4.4

Form of Warrant Agreement between Continental Stock Transfer & Trust Company and the Registrant (incorporated by reference to Exhibit 4.4 filed with the Company’s registration statement on Form S-1 filed by the Registrant on February 12, 2021).

4.5*	Description of Securities of the Company.
10.1

Promissory Note, dated December 30, 2020, issued by the Registrant in favor of our sponsor (incorporated by reference to Exhibit 10.1 filed with the Company’s registration statement on Form S-1 filed by the Registrant on February 12, 2021).

10.2

Securities Subscription Agreement, dated as of December 30, 2020, between the Registrant and our sponsor (incorporated by reference to Exhibit 10.2 filed with the Company’s registration statement on Form S-1 filed by the Registrant on February 12, 2021).

Exhibit Number	Description
10.3

Letter Agreement, dated March 10, 2021, by and among G&P Acquisition Corp., G&P Sponsor, LLC and G&P Acquisition Corp.’s executive officers and directors. (incorporated by reference to the Exhibit 10.3 filed with the Company’s current report on Form 8-K filed by the Registrant on March 15, 2021).

10.4

Investment Management Trust Agreement, dated as of March 10, 2021, by and between G&P Acquisition Corp. and Continental Stock Transfer & Trust Company, as trustee. (incorporated by reference to the Exhibit 10.4 filed with the Company’s current report on Form 8-K filed by the Registrant on March 15, 2021).

10.5

Registration Rights Agreement, dated as of March 10, 2021, by and among G&P Acquisition Corp., G&P Sponsor, LLC and certain other security holders named therein.(incorporated by reference to the Exhibit 10.5 filed with the Company’s current report on Form 8-K filed by the Registrant on March 15, 2021).

10.6

Private Placement Warrants Purchase Agreement, dated as of March 10, 2021, by and between G&P Acquisition Corp. and G&P Sponsor, LLC (incorporated by reference to the Exhibit 10.6 filed with the Company’s current report on Form 8-K filed by the Registrant on March 15, 2021).

10.7

Administrative Services Agreement, dated as of March 10, 2021, by and between G&P Acquisition Corp. and G&P Sponsor, LLC (incorporated by reference to the Exhibit 10.7 filed with the Company’s current report on Form 8-K filed by the Registrant on March15, 2021).

10.8

Indemnity Agreement, dated as of March 10, 2021, by and between G&P Acquisition Corp. and Brendan T. O’Donnell (incorporated by reference to the Exhibit 10.8 filed with the Company’s current report on Form 8-K filed by the Registrant on March15, 2021).

10.9

Indemnity Agreement, dated as of March 10, 2021, by and between G&P Acquisition Corp. and Nicholas S. Schorsch, Jr. (incorporated by reference to the Exhibit 10.9 filed with the Company’s current report on Form 8-K filed by the Registrant on March 15, 2021).

10.10

Indemnity Agreement, dated as of March 10, 2021, by and between G&P Acquisition Corp. and Joseph Marnikovic (incorporated by reference to the Exhibit 10.10 filed with the Company’s current report on Form 8-K filed by the Registrant on March 15, 2021).

10.11

Indemnity Agreement, dated as of March 10, 2021, by and between G&P Acquisition Corp. and Michael R. Anderson (incorporated by reference to the Exhibit 10.11 filed with the Company’s current report on Form 8-K filed by the Registrant on March 15, 2021).

10.12

Indemnity Agreement, dated as of March 10, 2021, by and between G&P Acquisition Corp. and Nicholas S. Schorsch (incorporated by reference to Exhibit 10.12 filed with the Company’s current report on Form 8-K filed by the Registrant on March 15, 2021).

10.13

Indemnity Agreement, dated as of March 10, 2021, by and between G&P Acquisition Corp. and Edward M. Weil, Jr. (incorporated by reference to Exhibit 10.13 filed with the Company’s current report on Form 8-K filed by the Registrant on March 15, 2021).

10.14

Indemnity Agreement, dated as of March 10, 2021, by and between G&P Acquisition Corp. and Leslie D. Michelson (incorporated by reference to Exhibit 10.14 filed with the Company’s current report on Form 8-K filed by the Registrant on March 15, 2021).

10.15

Indemnity Agreement, dated as of March 10, 2021, by and between G&P Acquisition Corp. and M. Therese Antone (incorporated by reference to Exhibit 10.15 filed with the Company’s current report on Form 8-K filed by the Registrant on March 15, 2021).

10.16

Indemnity Agreement, dated as of March 10, 2021, by and between G&P Acquisition Corp. and Nicholas Radesca (incorporated by reference to Exhibit 10.16 filed with the Company’s current report on Form 8-K filed by the Registrant on March 15, 2021).

31.1*	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

Exhibit Number	Description
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File - The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

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

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized, in New York City, New York, on the 31st day of March, 2022.

G&P ACQUISITION CORP.

By:	/s/ Joseph Marnikovic
Name:	Joseph Marnikovic
Title:	Chief Financial Officer and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this annual report has been signed below by the following persons in the capacities and on the dates indicated.

Name	Position	Date

/s/ Brendan T. O’Donnell	Chief Executive Officer	March 31, 2022
Brendan T. O’Donnell	(Principal Executive Officer)

/s/ Nicholas S. Schorsch, Jr.	President	March 31, 2022
Nicholas S. Schorsch, Jr.

/s/ Joseph Marnikovic	Chief Financial Officer and Treasurer	March 31, 2022
Joseph Marnikovic	(Principal Financial and
Accounting Officer)

/s/ Michael R. Anderson	General Counsel and Secretary	March 31, 2022
Michael R. Anderson

/s/ Nicholas S. Schorsch	Chairman of the Board of Directors	March 31, 2022
Nicholas S. Schorsch

/s/ Edward M. Weil, Jr.	Director	March 31, 2022
Edward M. Weil, Jr.

/s/ Leslie D. Michelson	Director	March 31, 2022
Leslie D. Michelson

/s/ M. Therese Antone	Director	March 31, 2022
M. Therese Antone

/s/ Nicholas Radesca	Director	March 31, 2022
Nicholas Radesca

G&P ACQUISITION CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

G&P Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of G&P Acquisition Corp. (the “Company”) as of December 31, 2021 and 2020, the related statements of operations, changes in stockholders’ equity (deficit), and cash flows for the year ended December 31, 2021, and for the period from December 16, 2020 (inception) through December 31, 2020, and the related notes (collectively referred to as the “financial statements”).  In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the year ended December 31, 2021, and for the period from December 16, 2020 (inception) through December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1 to the financial statements, the Company has incurred and expects to continue to incur significant costs in pursuit of its business combination plans. In addition, the Company currently has less than twelve months to complete a business combination and no assurance can be provided that it will be successful in doing so. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Marcum LLP

Marcum LLP

We have served as the Company’s auditor since 2020.

Los Angeles, CA

March 31, 2022

G&P ACQUISITION CORP.

BALANCE SHEETS

	December 31,	December 31,
	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$544,321	$25,000
Prepaid expenses	303,500	—
Total current assets	847,821	25,000

Investments held in the Trust Account	176,764,144	—
Deferred offering costs	—	65,000
Long-term prepaid assets	62,500	—
Total assets	$177,674,465	$90,000

LIABILITIES, COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable and accrued expenses	$422,280	$—
Accrued offering costs	153,640	65,000
Advances from related party	—	1,000
Total current liabilities	575,920	66,000

Deferred underwriting compensation	6,125,000	—
Warrant liability – Private Placement Warrants	4,060,000	—
Warrant liability – Public Warrants	4,788,875	—
Total liabilities	15,549,795	66,000

Commitments and contingencies (Note 7):
Class A Common Stock subject to possible redemption (17,500,000 and 0 shares at $10.10 per share as of December 31, 2021 and 2020, respectively)	176,750,000	—

Stockholders’ (deficit) equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A Common Stock, $0.0001 par value, 200,000,000 shares authorized, none issued and outstanding of December 31, 2021 and 2020, respectively (excluding 17,500,000 shares of Class A Common Stock subject to possible redemption)	—	—
Class B Common Stock, $0.0001 par value, 20,000,000 shares authorized, 4,375,000 and 5,031,250 shares issued and outstanding as of December 31, 2021 and 2020, respectively(1)	437	503
Additional paid-in capital	—	24,497
Accumulated deficit	(14,625,767)	(1,000)
Total stockholders’ (deficit) equity	(14,625,330)	24,000
Total liabilities, common stock subject to possible redemption and stockholders’ (deficit) equity	$177,674,465	$90,000
(1)

As of December 31, 2020, includes up to 656,250 shares of Class B Common Stock subject to forfeiture if the over-allotment is not exercised in full or in part by the underwriters in the Initial Public Offering. These shares were forfeited in April 2021 when the over-allotment option expired (see Note 6).

See accompanying notes to the financial statements.

G&P ACQUISITION CORP.

STATEMENTS OF OPERATIONS

		For the
		Period
		From
		December 6, 2020
	For the Year	(Inception)
	Ended	Through
	December 31,	December 31,
	2021	2020

EXPENSES
Administrative fee - related party	$190,000	$—
General and administrative	785,396	1,000
TOTAL EXPENSES	975,396	1,000

OTHER INCOME (EXPENSES)
Investment income from the Trust Account	14,144	—
Warrant and overallotment offering expenses	(553,909)	—
Change in fair value of derivative liabilities	6,533,199	—
TOTAL OTHER INCOME	5,993,434	—

INCOME BEFORE INCOME TAX PROVISION	5,018,038	(1,000)

Income tax provision	—	—

Net income	$5,018,038	$(1,000)

Basic and diluted weighted average shares outstanding, redeemable shares of Class A Common Stock	13,952,055	—
Basic and diluted net income per share of redeemable Class A Common Stock	$0.27	$—

Weighted average number of shares of non-redeemable common stock outstanding, basic and diluted	4,375,000	4,375,000
Basic and diluted net income (loss) per share of non-redeemable common stock	$0.27	$(0.00)
(1)

As of December 31, 2020, excludes up to 656,250 shares of Class B Common Stock subject to forfeiture if the over-allotment is not exercised in full or in part by the underwriters in the Initial Public Offering. These shares were forfeited in April 2021 when the over-allotment option expired (see Note 6).

See accompanying notes to the financial statements.

G&P ACQUISITION CORP.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE PERIOD FROM DECEMBER 16, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020 AND FOR THE YEAR ENDED DECEMBER 31, 2021

	Class B		Additional
	Common Stock(1)		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance as of December 16, 2020 (Inception)	—	$—	$—	$—	$—

Issuance of Class B common stock to Sponsor(1)	5,031,250	503	24,497	—	25,000

Net loss	—	—	—	(1,000)	(1,000)

Balance as of December 31, 2020	5,031,250	$503	$24,497	$(1,000)	$24,000

Forfeiture of Class B Common Stock	(656,250)	(66)	66		—

Excess of proceeds received over fair value of warrant liabilities – Private Placement Warrants	—	—	580,000	—	580,000

Measurement adjustment of Class A Common Stock to redemption value	—	—	(604,563)	(19,642,805)	(20,247,368)

Net income	—	—	—	5,018,038	5,018,038

Balance as of December 31, 2021	4,375,000	$437	$—	$(14,625,767)	$(14,625,330)
(1)

As of December 31, 2020, includes up to 656,250 shares of Class B Common Stock subject to forfeiture if the over-allotment is not exercised in full or in part by the underwriters in the Initial Public Offering. These shares were forfeited in April 2021 when the over-allotment option expired (see Note 6).

See accompanying notes to the financial statements.

G&P ACQUISITION CORP.

STATEMENTS OF CASH FLOWS

		For the
		Period From
		December 16,
		2020
	For the Year	(Inception)
	Ended	Through
	December 31,	December 31,
	2021	2020
Cash Flows From Operating Activities:
Net income (loss)	$5,018,038	$(1,000)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Formation and organization costs paid by related parties	10,152	1,000
Investment income earned on treasury securities held in Trust Account	(14,144)	—
Warrant and overallotment offering expenses	553,909	—
Gain on change in fair value of derivative liabilities	(6,533,199)	—
Changes in operating assets and liabilities:
Prepaid expenses	(366,000)	—
Accounts payable and accrued expenses	422,280	—
Net Cash Used In Operating Activities	(908,964)	—

Cash Flows From Investing Activities:
Cash deposited into Trust Account	(176,750,000)	—
Net Cash Used In Investing Activities	(176,750,000)	—

Cash Flows From Financing Activities:
Sale of Units in the Initial Public Offering, net of underwriting discount	171,500,000	—
Sale of Private Placement Warrants to the Sponsor	7,250,000	—
Proceeds from the Sponsor promissory note	70,093	—
Repayment of the Sponsor promissory note	(81,245)	—
Proceeds from issuance of Class B common stock to Sponsor	—	25,000
Payment of offering costs	(560,563)	—
Net Cash Provided By Financing Activities	178,178,285	25,000

Net change in cash	519,321	25,000
Cash at beginning of year	25,000	—
Cash at end of year	$544,321	$25,000

Supplemental disclosure of non-cash financing activities:

Deferred underwriters' compensation charged to temporary equity in connection with the Public Offering	$6,125,000	$—
Class A Common Stock measurement adjustment	$20,247,368	$—
Offering costs included in accrued offering costs	$153,640	$65,000

See accompanying notes to the financial statements.

G&P ACQUISITION CORP.

NOTES TO THE FINANCIAL STATEMENTS

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

All activity for the period from December 16, 2020 (inception) through December 31, 2021 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”), which is described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31st as its fiscal year end.

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

Transaction costs amounted to $11,001,276, consisting of $3,500,000 of underwriting fees, $6,125,000 of deferred underwriting fees payable (which are held in a trust account with Continental Stock Transfer & Trust Company acting as trustee (the “Trust Account”)) and $1,376,276 of other costs associated with the Initial Public Offering. Of these costs, $553,909 were allocated to the Public Warrants, the Private Placement Warrants and the over-allotment option and were included in the statements of operations as a component of other income (expense). Cash in the amount of $544,321 was held outside of the Trust Account as of December 31, 2021 and was available for working capital purposes. As described in Note 7, $6,125,000 of deferred underwriting fees is contingent upon the consummation of a Business Combination. In the fourth quarter of 2021, the Company entered into two letters of intent with respect to a business combination; however, an agreement with respect to a business combination transaction was not reached and discussions with the potential target were terminated. As a result of executing a letter of intent for an initial business combination, the Company’s time to complete an initial business combination has been extended to March 15, 2023 (the period of time from the closing of the Initial Public Offering to March 15, 2023, the “Combination Period”).

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

G&P ACQUISITION CORP.

NOTES TO THE FINANCIAL STATEMENTS

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

The Company will provide the holders of the outstanding Public Shares (the “Public Stockholders”) with the opportunity to redeem all or a portion of their Public Shares either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer in connection with the Business Combination. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company. The Public Stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then on deposit in the Trust Account (initially anticipated to be $10.10 per Public Share, plus any pro rata interest then on deposit in the Trust Account, net of taxes payable). There will be no redemption rights upon the completion of a Business Combination with respect to the Public Warrants. The Public Shares subject to redemption were recorded at a redemption value and classified as temporary equity upon the completion of the Initial Public Offering in accordance with the Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity.”

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

G&P ACQUISITION CORP.

NOTES TO THE FINANCIAL STATEMENTS

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

Going Concern and Management’s Plan

As of December 31, 2021, we had investments held in the Trust Account of $176,764,144 principally invested in U.S. government securities. Interest income on the balance in the Trust Account may be used by us to pay taxes, and to pay up to $100,000 of any dissolution expenses. As of December 31, 2021, the Company had a working capital of approximately $272,000 and cash of approximately $544,300.

G&P ACQUISITION CORP.

NOTES TO THE FINANCIAL STATEMENTS

There is no current commitment on the part of any financing source to provide additional capital and no assurances can be provided that such additional capital will ultimately be available. In addition, the Company currently has less than 12 months from the date these financial statements were issued to complete a Business Combination within the Combination Period (March 15, 2023). These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of time within one year after the date that the financial statements are issued. There is no assurance that the Company’s plans to raise additional capital (to the extent ultimately necessary) or to consummate a Business Combination will be successful or successful within the Combination Period. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As is customary for a special purpose acquisition company, if the Company is not able to consummate a Business Combination during the Combination Period, it will cease all operations and redeem the Public Shares. Management plans to continue its efforts to consummate a Business Combination during the Combination Period.

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

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying audited financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) and pursuant to the rules and regulations of the SEC.

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

G&P ACQUISITION CORP.

NOTES TO THE FINANCIAL STATEMENTS

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

Investment Held in the Trust Account

As of December 31, 2021, the Company had $176.76 million in the Trust Account. The Company’s portfolio of investments is comprised solely of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 180 days or less, or investments in money market funds that invest in U.S. government securities, or a combination thereof.

Offering Costs Associated with the Initial Public Offering

The Company complies with the requirements of the Financial Accounting Standards Board (“FASB”) ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A, “Expenses of Offering.” Offering costs were allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Upon completion of the Initial Public Offering, offering costs associated with warrant liabilities for the Public Warrants, the Private Placement Warrants and the over-allotment option have been expensed and presented as non-operating expenses in the statements of operations and offering costs associated with the shares of Class A Common Stock were recorded to temporary equity. Offering costs of $714,201 consisted principally of costs incurred in connection with preparation for the Initial Public Offering. These offering costs, together with the underwriter fees of $9,625,000, were allocated between temporary equity and the separable financial instruments using a relative fair value method upon completion of the Initial Public Offering.

Class A Common Stock Subject to Possible Redemption

The Company accounts for the shares of Class A Common Stock subject to possible redemption in accordance with the guidance in Topic 480, “Distinguishing Liabilities from Equity.” Shares of Class A Common Stock subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable shares of Class A Common Stock (including shares of Class A Common Stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, shares of Class A Common Stock are classified as stockholders’ equity. The shares of Class A Common Stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, as of December 31, 2021, shares of Class A Common Stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheets.
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

G&P ACQUISITION CORP.

NOTES TO THE FINANCIAL STATEMENTS

At December 31, 2021, the shares of Class A Common Stock reflected in the balance sheets is reconciled in the following table:

Gross proceeds	$175,000,000
Less:
Proceeds allocated to the Public Warrants and over-allotment option	(8,658,599)
Issuance costs allocated to Class A Common Stock	(9,838,769)
Plus:
Measurement adjustment of carrying value to redemption value	20,247,368
Class A Common Stock subject to possible redemption	$176,750,000

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

ASC 740, “Income Taxes” prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2021 and 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company has been subject to income tax examinations by major taxing authorities since inception.

The provision for income taxes was deemed to be de minimis for the period from December 16, 2020 (inception) through December 31, 2020. The Company’s deferred tax assets were deemed to be de minimis as of December 31, 2020. See Note 7 for discussion of the provision for income taxed for the year ended December 31, 2021 and the deferred tax assets as of December 31, 2021.

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

The calculation of diluted income per share of common stock does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering and (ii) the Private Placement. As a result, diluted earnings per share of common stock is the same as basic earnings per common stock for the periods presented. As of December 31, 2021, the warrants are exercisable to purchase 16,000,000 shares of Class A common stock in the aggregate. As of December 31, 2020, there were no warrants outstanding.

G&P ACQUISITION CORP.

NOTES TO THE FINANCIAL STATEMENTS

The following table reflects the calculation of basic and diluted net income per share of common stock.

	For the Year Ended
	December 31, 2021
	Class A	Class B
Basic and diluted net income per share of common stock
Numerator:
Allocation of net income	$3,820,141	$1,197,897
Denominator:
Basic and diluted weighted average shares outstanding	13,952,055	4,375,000
Basic and diluted net income per share of common stock	$0.27	$0.27

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. The Company has not experienced losses on the Trust Account.

Derivative Financial Instruments

The Company evaluates its financial instruments, including the Public Warrants, the Private Placement Warrants and the over-allotment option, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 480, “Distinguishing Liabilities from Equity”, and ASC Topic 815, “Derivatives and Hedging.” The assessment considers whether the instruments are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the instruments meet all of the requirements for equity classification under ASC 815. Under the guidance in ASC 815, the Public Warrants, the Private Placement Warrants and the overallotment option do not meet the criteria for equity treatment and must be recorded as a liability at fair value as of the closing date of the Initial Public Offering (i.e., March 15, 2021) and re-valued at each reporting date in accordance with ASC 820, “Fair Value Measurement,” with changes in the fair value reported in the statements of operations. Derivative assets and liabilities are classified on the balance sheets as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within twelve (12) months of the balance sheet date. Upon consummation of the Initial Public Offering, the fair value of the Public Warrants, the Private Placement Warrants and the over-allotment option was estimated using the Monte Carlo simulation model and the modified Black-Scholes model, respectively. The valuation model utilizes inputs and other assumptions and may not be reflective of the price at which they can be settled. As of December 31, 2021, the Public Warrants were valued using the publicly available price for the Warrants and the Company used a modified Black-Scholes model to value the Private Placement Warrants. Such warrant classification is also subject to re-evaluation at each reporting period.

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

G&P ACQUISITION CORP.

NOTES TO THE FINANCIAL STATEMENTS

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

NOTE 4 — PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Company consummated the Private Placement of an aggregate of 7,250,000 Private Placement Warrants to the Sponsor at a purchase price of $1.00 per Private Placement Warrant, generating gross proceeds to the Company in the amount of $7,250,000. The proceeds received from the sale of the Private Warrants exceeded the fair value of the warrants by $580,000 which the Company recorded to additional paid-in capital.

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

NOTE 5 — RELATED PARTIES

Founder Shares

During the period ended December 31, 2020, the Sponsor purchased 5,750,000 of the Class B Common Stock (the “Founder Shares”) for an aggregate purchase price of $25,000. On February 24, 2021, the Sponsor transferred 25,000 Founder Shares to each of the Company’s directors, resulting in the Sponsor holding 5,675,000 Founder Shares. On March 10, 2021, the Sponsor forfeited 718,750 Founder Shares to the Company for no consideration, resulting in the Sponsor holding 4,956,250 Founder Shares. The Founder Shares included an aggregate of up to 656,250 Founder Shares subject to forfeiture to the extent that the underwriters’ over-allotment was not exercised in full or in part, so that the number of the Founder Shares will equal, on an as-converted basis, approximately twenty percent (20%) of the Company’s issued and outstanding common stock after the completion of the Initial Public

G&P ACQUISITION CORP.

NOTES TO THE FINANCIAL STATEMENTS

Offering. The underwriters chose not to exercise the over-allotment option and 656,250 shares were forfeited. As of December 31, 2021, there were 4,375,000 Founder Shares issued and outstanding.

As noted above, the Company transferred 75,000 Founder Shares to its independent directors. Each director paid approximately $108 for their shares or approximately $0.004 per share. The awards are subject to lockup restrictions and vest upon completion of a successful business combination. The estimated fair value of the awards upon grant date was $424,174 (net of proceeds received) or $5.66 per share, which calculated using a valuation model that takes into account various assumptions such as probability of Initial Public Offering, the probability of business combination and marketability.

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

Promissory Note — Related Party

On December 30, 2020, the Sponsor issued an unsecured promissory note to the Company (the “Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $300,000. The Promissory Note was non-interest bearing and payable on the earlier of (i) June 30, 2021 or (ii) the consummation of the Initial Public Offering. During the year ended December 31, 2021, the Company drew down $70,093 under the Promissory Note. As of December 31, 2021 and 2020, there were no amounts outstanding under the Promissory Note.

Administrative Services Agreement

Commencing on the date the Units are first listed on the New York Stock Exchange, the Company has agreed to pay the Sponsor a total of $20,000 per month for office space and administrative and support services. Upon completion of the Initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. During the year ended December 31, 2021, the Company recorded $190,000 for services under the administrative services agreement.

Advances from Related Party

The Sponsor paid certain formation and operating costs on behalf of the Company. These advances are due on demand and are non-interest bearing. During the period ended December 31, 2020, the related party paid $1,000 of formation costs on behalf of the Company. During the year ended December 31, 2021, the related party paid $10,152 of due diligence costs on behalf of the Company. As of December 31, 2021 and 2020, the amount due to the Sponsor was $0 and $1,000, respectively.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s executive officers and directors will loan the Company funds as may be required (the “Working Capital Loans”). The Working Capital Loans would be evidenced by promissory notes. The notes may be repaid upon completion of a Business Combination, without interest or, at the lender’s discretion, up to $2,000,000 of the Working Capital Loans may be converted upon completion of a Business Combination into warrants at a price of $1.00 per warrant. Such warrants would be identical to the Private Placement Warrants. In the event that a Business Combination does not close, the Company may use a portion of the proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of December 31, 2021 and 2020, there were no amounts outstanding under the Working Capital Loans.

G&P ACQUISITION CORP.

NOTES TO THE FINANCIAL STATEMENTS

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

Underwriting Agreement

The Company granted the underwriters a forty-five (45)-day option from the date of the effectiveness of the Registration Statement to purchase up to 2,625,000 additional Units to cover over-allotments, if any, at the Initial Public Offering price less the underwriting discounts and commissions. The underwriters’ over-allotment option expired on April 24, 2021. The Company measured the grant date fair value on March 15, 2021 and record a liability of $662,074. See Note 10.

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

NOTE 7 — INCOME TAXES

The Company’s deferred tax assets are as follows at December 31, 2021:

December 31,
2021
Deferred tax asset
Net operating loss	$38,705
Startup/organizational costs	163,158
Total deferred tax asset	201,863
Valuation Allowance	(201,863)
Deferred tax asset, net of allowance	$—

G&P ACQUISITION CORP.

NOTES TO THE FINANCIAL STATEMENTS

The income tax provision (benefit) consists of the following for the period ended December 31, 2021:

Year Ended
December 31,
2021
Federal
Current	$—
Deferred	201,863
State and Local
Current	—
Deferred	—
Change in valuation allowance	(201,863)
Income tax provision	$—

The Company’s net operating loss carryforward as of December 31, 2021 amounted to $184,308 and will be carried forward indefinitely, limited in utilization against 80% of future taxable income. Due to changes in the ownership of common stock, the Company's ability to use net operating losses may be limited under Internal Revenue Code Section 382. As a result, the net operating losses may not have any value to the Company.

In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the year ended December 31, 2021, the change in the valuation allowance was $201,863.

A reconciliation of the statutory tax rate to the Company’s effective tax rates for the period ended December 31, 2021:

Period
Ended
December 31,
2021
Statutory federal income tax rate	21.0%
State taxes, net of federal tax benefit	0.00%
Warrants	(25.02)%
Change in valuation allowance	4.02%
Income tax provision (benefit)	0.00%

NOTE 8 — STOCKHOLDERS’ EQUITY

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock, par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2021 and 2020, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue 200,000,000 shares of the Class A Common Stock, par value of $0.0001 per share. Holders of the Class A Common Stock are entitled to one vote for each share. As of December 31, 2021, there were 17,500,000 shares of the Class A Common Stock that were classified as temporary equity in the accompanying balance sheets.

Class B Common Stock — The Company is authorized to issue 20,000,000 shares of the Class B Common Stock, par value of $0.0001 per share. Holders of the Class B Common Stock are entitled to one vote for each share. During the period ended December 31, 2020, the Sponsor purchased 5,750,000 of the Founder Shares for an aggregate purchase price of $25,000. On March 10, 2021, the

G&P ACQUISITION CORP.

NOTES TO THE FINANCIAL STATEMENTS

Sponsor forfeited 718,750 Founder Shares to the Company for no consideration, resulting in 4,956,250 Founder Shares issued and outstanding, of which an aggregate of up to 656,250 Founder Shares were subject to forfeiture to the extent that the underwriters’ over-allotment option was not exercised in full or in part so that the number of the Founder Shares will equal twenty percent (20%) of the Company’s issued and outstanding common stock after the completion of the Initial Public Offering. On April 24, 2021, 656,250 Founder Shares were forfeited because the underwriters did not exercise the over-allotment option. As of December 31, 2021 and 2020, there were 4,375,000 and 5,031,250 shares of the Class B Common Stock issued and outstanding, respectively.

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

G&P ACQUISITION CORP.

NOTES TO THE FINANCIAL STATEMENTS

Company will not be required to file or maintain in effect a registration statement, but will use its commercially reasonable efforts to register or qualify the shares of the Class A Common Stock under applicable blue sky laws to the extent an exemption is not available.

Redemption of Public Warrants When the Price per Share of the Class A Common Stock Equals or Exceeds $18.00 — Once the Public Warrants become exercisable, the Company may redeem the outstanding Public Warrants:

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

G&P ACQUISITION CORP.

NOTES TO THE FINANCIAL STATEMENTS

will they receive any distribution from the Company’s assets held outside of the Trust Account with respect to the Public Warrants. Accordingly, the Public Warrants may expire worthless.

The Private Placement Warrants will be identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Private Placement Warrants and the Class A Common Stock issuable upon the exercise of the Private Placement Warrants will not be transferable, assignable or saleable until thirty (30) days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants will be exercisable on a cashless basis and be non-redeemable, except as described above, so long as they are held by the initial purchasers or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants. The Company’s warrant agreement governing the warrants includes a provision that provides for potential changes to the settlement amounts dependent upon the characteristics of the holder of the warrant. In addition, the warrant agreement includes a provision that in the event of a tender or exchange offer made to and accepted by holders of more than 50% of the outstanding shares of a single class of common stock, all holders of the warrants would be entitled to receive cash for their warrants (the “tender offer provision”).

The Company accounts for the 16,000,000 warrants issued in connection with the completion of the Initial Public Offering (including 8,750,000 Public Warrants and 7,250,000 Private Placement Warrants) in accordance with the guidance contained in ASC 815-40. Such guidance provides that, because the Warrants do not meet the criteria for equity treatment thereunder, each Warrant must be recorded as a liability. The Private Placement Warrants do not meet the criteria for equity treatment under ASC 815-40 because the Private Warrants include a provision that provides for potential changes to the settlement amounts dependent upon the characteristics of the holder of the Private Placement Warrant and the holder of an instrument is not an input into the pricing of a fixed-for-fixed option on equity shares and therefore the Private Placement Warrants are not indexed to the Company’s common stock in the manner contemplated by ASC Section 815-40-15. The Public Warrants do not meet the criteria for equity treatment under ASC 815-40 because the Public Warrants include a tender provision, as noted above, that would entitle all of the Public Warrant holders to cash while less than all of the stockholders are entitled to cash. Upon issuance of the derivative Warrants, the Company recorded a liability of $14,720,000 on the balance sheet. The proceeds received from the Private Placement of the Private Placement Warrants exceeded the fair value of the Private Placement Warrants, and the Company recorded $580,000 in additional paid-in capital.

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

G&P ACQUISITION CORP.

NOTES TO THE FINANCIAL STATEMENTS

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

The following table presents information about the Company’s assets and liabilities that are measured at fair value as of December 31, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	December 31, 2021
Assets:
Marketable securities held in the Trust Account	1	$176,764,144

Liabilities:
Warrant Liability – Private Placement Warrants	3	$4,060,000
Warrant Liability – Public Warrants	1	$4,788,875

The Public Warrants, the Private Placement Warrants and the over-allotment option were accounted for as liabilities in accordance with ASC 815-40 and are presented within liabilities in the balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the statement of operations. Upon expiration of the over-allotment option in April 2021, the Company recorded write-off of the option to the statement of operations.

Upon consummation of the Initial Public Offering, the Company used a Monte Carlo simulation model to value the Public Warrants and a modified Black-Scholes model to value the Private Placement Warrants and over-allotment option. The Company allocated the proceeds received from (i) the sale of Units (which include one share of the Class A Common Stock and one-half of one Public Warrant), (ii) the sale of the Private Placement Warrants and (iii) the issuance of the Class B Common Stock, first to the Warrants and over-allotment option based on their fair values as determined at initial measurement, with the remaining proceeds allocated to the Class A Common Stock subject to possible redemption (temporary equity), the Class A Common Stock (permanent equity) and the Class B Common Stock (permanent equity) based on their relative fair values at the initial measurement date. At the initial measurement date, the Warrants were classified within Level 3 of the fair value hierarchy at the measurement dates due to the use of unobservable inputs.

As of December 31, 2021, the Public Warrants were valued using the publicly available price for the Warrant and are classified as Level 1 on the Fair Value Hierarchy. As of December 31, 2021, the Company used a modified Black-Scholes model to value the Private Placement Warrants. The Company relied upon the implied volatility of the Public Warrants and the implied volatilities of comparable companies and the closing price as of December 31, 2021 per Public Warrant to estimate the volatility for the Private Placement Warrants. As of December 31, 2021, the Private Placement Warrants were classified within Level 3 of the Fair Value Hierarchy at the measurement dates due to the use of unobservable inputs.

G&P ACQUISITION CORP.

NOTES TO THE FINANCIAL STATEMENTS

The table below provides a summary of the changes in fair value, including net transfers in and/or out, of all financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the year ended December 31, 2021:

Fair Value
Measurement
Using Level 3
Inputs
Total
Balance, January 1, 2021	$—
Derivative liabilities recorded on issuance of derivative Warrants	15,382,074
Transfer to Level 1	(7,787,500)
Change in fair value of derivative liabilities	(3,534,574)
Balance, December 31,2021	$4,060,000

During the year ended December 31, 2021, the fair value of the derivative feature of the Warrants was calculated using the following range of weighted average assumptions:

	March 15, 2021		December 31, 2021
Risk-free interest rate	0.9 - 1.01%		0.9 - 1.30%
Expected life of grants	5.0	years	5.0	years
Expected volatility of underlying stock	18.0%		9.7%
Dividends	0%		0%
Probability of Business Combination	90%		90%

During the year ended December 31, 2021, the fair value of the over-allotment option was calculated using the following range of assumptions:

	March 15,2021
Risk-free interest rate	0.02%
Expected life of grants	0.12	years
Expected volatility of underlying stock	18.0%
Dividends	—%

As of December 31, 2021 and 2020, the derivative liability was $8,848,875 and $0, respectively. In addition, for the year ended December 31, 2021, the Company recorded $6,533,199 as a gain on the change in fair value of the derivative Warrants in the statements of operations.

NOTE 11 — SUBSEQUENT EVENTS

The Company’s management has evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.