Form 10-Q
period 2022-03-31
G&P Acquisition Corp.
filed 2022-05-16
CIK 1839121

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

or

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

As of May 16, 2022, 17,500,000 shares of the Class A common stock, par value $0.0001 per share (the “Class A Common Stock”), and 4,375,000 shares of the Class B common stock, par value $0.0001 per share (the “Class B Common Stock”), were issued and outstanding.

G&P ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2022

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

G&P ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2022	2021
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$272,789	$544,321
Prepaid expenses	287,500	303,500
Total current assets	560,289	847,821

Investments held in the Trust Account	176,780,949	176,764,144
Long-term prepaid assets	—	62,500
Total assets	$177,341,238	$177,674,465

LIABILITIES, COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$587,653	$422,280
Accrued offering costs	—	153,640
Total current liabilities	587,653	575,920

Deferred underwriting compensation	6,125,000	6,125,000
Warrant liability – Private Placement Warrants	1,121,575	4,060,000
Warrant liability – Public Warrants	1,267,026	4,788,875
Total liabilities	9,101,254	15,549,795

Commitments and contingencies (Note 6):
Class A Common Stock subject to possible redemption (17,500,000 shares at $10.10 per share as of March 31, 2022 and December 31, 2021)	176,750,000	176,750,000

Stockholders’ deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A Common Stock, $0.0001 par value, 200,000,000 shares authorized, none issued and outstanding of March 31, 2022 and December 31, 2021 (excluding 17,500,000 shares of Class A Common Stock subject to possible redemption)	—	—
Class B Common Stock, $0.0001 par value, 20,000,000 shares authorized, 4,375,000 shares issued and outstanding as of March 31, 2022 and December 31, 2021	437	437
Accumulated deficit	(8,510,453)	(14,625,767)
Total stockholders’ deficit	(8,510,016)	(14,625,330)
Total liabilities, common stock subject to possible redemption and stockholders’ deficit	$177,341,238	$177,674,465

See accompanying notes to the condensed financial statements.

G&P ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three	For the Three
	Months Ended	Months Ended
	March 31, 2022	March 31, 2021
EXPENSES
Administrative fee - related party	$60,000	$10,000
General and administrative	301,765	41,260
TOTAL EXPENSES	361,765	51,260

OTHER INCOME (EXPENSES)
Investment income from the Trust Account	16,805	1,719
Warrant offering expenses	—	(488,025)
Change in fair value of warrant liabilities	6,460,274	335,000
TOTAL OTHER INCOME (EXPENSES)	6,477,079	(151,306)

INCOME (LOSS) BEFORE INCOME TAX PROVISION	6,115,314	(202,566)

Income tax provision	—	—

Net income (loss)	$6,115,314	$(202,566)

Basic and diluted weighted average shares outstanding, redeemable shares of Class A Common Stock	17,500,000	3,111,111
Basic and diluted net income (loss) per share of redeemable Class A Common Stock	$0.28	$(0.03)

Weighted average number of shares of non-redeemable common stock outstanding, basic and diluted (1)	4,375,000	4,375,000
Basic and diluted net income (loss) per share of non-redeemable common stock	$0.28	$(0.03)
(1)	As of March 31, 2021, excludes up to 656,250 shares of Class B Common Stock subject to forfeiture if the over-allotment is not exercised in full or in part by the underwriters in the Initial Public Offering. These shares were forfeited in April 2021 when the over-allotment option expired (see Note 5).

See accompanying notes to the condensed financial statements.

G&P ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2022

	Class B		Additional
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance as of January 1, 2022	4,375,000	$437	$—	$(14,625,767)	$(14,625,330)

Net income	—	—	—	6,115,314	6,115,314

Balance as of March 31, 2022	4,375,000	$437	$—	$(8,510,453)	$(8,510,016)

FOR THE THREE MONTHS ENDED MARCH 31, 2021

	Class B		Additional
	Common Stock(1)		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance as of January 1, 2021	5,031,250	$503	$24,497	$(1,000)	$24,000

Excess of proceeds received over fair value of warrant liabilities – Private Placement Warrants	—	—	580,000	—	580,000

Measurement adjustment of Class A Common Stock to redemption value	—	—	(604,497)	(18,892,041)	(19,496,538)

Net income	—	—	—	(203,566)	(203,566)

Balance as of March 31, 2021	5,031,250	$503	$—	$(19,096,607)	$(19,096,104)
(1)

As of March 31, 2021, includes up to 656,250 shares of Class B Common Stock subject to forfeiture if the over-allotment is not exercised in full or in part by the underwriters in the Initial Public Offering. These shares were forfeited in April 2021 when the over-allotment option expired (see Note 5).

See accompanying notes to the condensed financial statements.

G&P ACQUISITION CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three	For the Three
	Months Ended	Months Ended
	March 31,	March 31,
	2022	2021
Cash Flows From Operating Activities:
Net income (loss)	$6,115,314	$(202,566)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Investment income earned on treasury securities held in Trust Account	(16,805)	(1,719)
Warrant offering expenses	—	488,025
Gain on change in fair value of derivative liabilities	(6,460,274)	(335,000)
Changes in operating assets and liabilities:
Prepaid expenses	16,000	(316,100)
Long-term prepaid assets	62,500	(287,500)
Accounts payable and accrued expenses	165,373	20,751
Net Cash Used In Operating Activities	(117,892)	(634,109)

Cash Flows From Investing Activities:
Cash deposited into Trust Account	—	(176,750,000)
Net Cash Used In Investing Activities	—	(176,750,000)

Cash Flows From Financing Activities:
Sale of Units in the Initial Public Offering, net of underwriting discount	—	171,500,000
Sale of Private Placement Warrants to the Sponsor	—	7,250,000
Proceeds from the Sponsor promissory note	—	70,093
Repayment of the Sponsor promissory note	—	(71,093)
Proceeds from issuance of Class B common stock to Sponsor	—	—
Payment of offering costs	(153,640)	(560,562)
Net Cash (Used In) Provided By Financing Activities	(153,640)	178,188,438

Net change in cash and cash equivalents	(271,532)	804,328
Cash and cash equivalents at beginning of period	544,321	25,000
Cash and cash equivalents at end of period	$272,789	$829,328

Supplemental disclosure of non-cash financing activities:

Deferred underwriters' compensation charged to temporary equity in connection with the Public Offering	$—	$6,125,000
Class A Common Stock remeasurement adjustment	$—	$24,096,105
Offering costs included in accrued offering costs	$—	$153,640

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

All activity for the period from December 16, 2020 (inception) through March 31, 2022 relates to the Company’s formation, the initial public offering (the “Initial Public Offering”), which is described below, and search for a business combination target. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31st as its fiscal year end.

On March 15, 2021, the Company consummated the Initial Public Offering of 17,500,000 units (the “Units” and, with respect to the Class A Common Stock and the warrants included in the Units, the “Public Shares” and the “Public Warrants,” respectively), generating gross proceeds of $175,000,000, which is described in Note 3.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the private sale (the “Private Placement”) of an aggregate of 7,250,000 warrants (the “Private Placement Warrants” and, together with the Public Warrants, the “Warrants”) to G&P Sponsor, LLC (the “Sponsor”) at a purchase price of $1.00 per Private Placement Warrant, generating gross proceeds to the Company in the amount of $7,250,000,which is described in Note 4.

Transaction costs amounted to $11,001,276, consisting of $3,500,000 of underwriting fees, $6,125,000 of deferred underwriting fees payable (which are held in a trust account with Continental Stock Transfer & Trust Company acting as trustee (the “Trust Account”)) and $1,376,276 of other costs associated with the Initial Public Offering. Of these costs, $553,909 were allocated to the Public Warrants, the Private Placement Warrants and the over-allotment option and were included in the statements of operations as a component of other income (expense). Cash in the amount of $272,789 was held outside of the Trust Account as of March 31, 2022 and was available for working capital purposes. As described in Note 6, $6,125,000 of deferred underwriting fees is contingent upon the consummation of a Business Combination. In the fourth quarter of 2021, the Company entered into two letters of intent with respect to a business combination; however, an agreement with respect to a business combination transaction was not reached and discussions with the potential target were terminated. As a result of executing a letter of intent for an initial business combination, the Company’s time to complete an initial business combination has been extended to March 15, 2023 (the period of time from the closing of the Initial Public Offering to March 15, 2023, the “Combination Period”).

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

Going Concern and Management’s Plan

As of March 31, 2022, the Company had a working capital deficit of approximately $27,400 and cash and cash equivalents of approximately $272,800.

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

Certain information and note disclosures normally included in the financial statements prepared in accordance with US GAAP have been condensed. As such, the information included in these financial statements should be read in conjunction with the audited financial statements as of December 31, 2021 filed with the SEC on the Form 10-K on March 31, 2022. In the opinion of the Company’s management, these condensed financial statements include all adjustments, which are only of a normal and recurring nature, necessary for a fair statement of the financial position of the Company as of March 31, 2022 and its results of operations and cash flows for the three months ended March 31, 2022. The results of operations for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2022.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012, as amended (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including, among others, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, as amended (the “Sarbanes-Oxley Act”), reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

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

Investment Held in the Trust Account

As of March 31, 2022 and December 31, 2021, the Company had $176.78 million and $176.76 million in the Trust Account, respectively. The Company’s portfolio of investments is comprised solely of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 180 days or less, or investments in money market funds that invest in U.S. government securities, or a combination thereof.

Offering Costs Associated with the Initial Public Offering

The Company complies with the requirements of the Financial Accounting Standards Board (“FASB”) ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A, “Expenses of Offering.” Offering costs were allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Upon completion of the Initial Public Offering, offering costs associated with warrant liabilities for the Public Warrants and the Private Placement Warrants have been expensed and presented as non-operating expenses in the condensed statements of operations and offering costs associated with the shares of Class A Common Stock were recorded to temporary equity. Offering costs of $714,201 consisted principally of costs incurred in connection with preparation for the Initial Public Offering. These offering costs, together with the underwriter fees of $9,625,000, were allocated between temporary equity and the separable financial instruments using a relative fair value method upon completion of the Initial Public Offering.

Class A Common Stock Subject to Possible Redemption

The Company accounts for the shares of Class A Common Stock subject to possible redemption in accordance with the guidance in Topic 480, “Distinguishing Liabilities from Equity.” Shares of Class A Common Stock subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable shares of Class A Common Stock (including shares of Class A Common Stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, shares of Class A Common Stock are classified as stockholders’ equity. The shares of Class A Common Stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, as of March 31, 2022 and December 31, 2021, shares of Class A Common Stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ deficit section of the Company’s condensed balance sheets.
The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable shares of Class A Common Stock to equal the redemption value at the end of each reporting period. Such changes are reflected in additional paid in capital, or in the absence of additional paid in capital, in retained earnings. No such adjustments were recorded as of March 31, 2022.

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

ASC 740, “Income Taxes” prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company has been subject to income tax examinations by major taxing authorities since inception.

The provision for income taxes was deemed to be de minimis for the three months ended March 31, 2022 and 2021. The Company’s deferred tax assets were deemed to be de minimis as of March 31, 2022 and December 31, 2021.

Net Income (loss) per Share of Common Stock

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net income (loss) per share of common stock is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding for the period. The Company applies the two-class method in calculating earnings per share. The remeasurement adjustment associated with the redeemable shares of Class A Common Stock is excluded from earnings per share as the redemption value approximates fair value.

The calculation of diluted income per share of common stock does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering and (ii) the Private Placement. As a result, diluted earnings per share of common stock is the same as basic earnings per share of common stock for the periods presented. As of March 31, 2022, the warrants are exercisable to purchase 16,000,000 shares of Class A common stock in the aggregate. As of March 31, 2021, the Company did not have any dilution securities or other contracts that could, potentially, be exercised or converted into shares of common stock and then share in the earnings of the Company. As a result, diluted net income per share of common stock is the same as basic net income per share of common stock for the period.

The following table reflects the calculation of basic and diluted net income per share of common stock.

	Three Months Ended	Three Months Ended
	March 31, 2022	March 31, 2021
Class A Common Stock
Numerator: Income (loss) allocable to Class A Common Stock	$4,892,251	$(84,183)
Denominator: Basic and diluted weighted average shares outstanding	17,500,000	3,111,111
Basic and diluted net income (loss) per share, Class A Common Stock	$0.28	$(0.03)

Class B Common Stock
Numerator: Income (loss) allocable to Class B Common Stock	$1,223,063	$(118,383)
Denominator: Basic and diluted weighted average shares outstanding	4,375,000	4,375,000
Basic and diluted net income (loss) per share, Class B Common Stock	$0.28	$(0.03)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. The Company has not experienced losses on the Trust Account.

Derivative Financial Instruments

The Company evaluates its financial instruments, including the Public Warrants, the Private Placement Warrants and the over-allotment option, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 480, “Distinguishing Liabilities from Equity”, and ASC Topic 815, “Derivatives and Hedging.” The assessment considers whether the instruments are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the instruments meet all of the requirements for equity classification under ASC 815. Under the guidance in ASC 815, the Public Warrants, the Private Placement Warrants and the overallotment option do not meet the criteria for equity treatment and must be recorded as a liability at fair value as of the closing date of the Initial Public Offering (i.e., March 15, 2021) and re-valued at each reporting date in accordance with ASC 820, “Fair Value Measurement,” with changes in the fair value reported in the statements of operations. Derivative assets and liabilities are classified on the balance sheets as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within twelve (12) months of the balance sheet date. Upon consummation of the Initial Public Offering, the fair value of the Public Warrants, the Private Placement Warrants and the over-allotment option was estimated using the Monte Carlo simulation model and the modified Black-Scholes model, respectively. The valuation model utilizes inputs and other assumptions and may not be reflective of the price at which they can be settled. As of March 31, 2022 and December 31, 2021, the Public Warrants were valued using the publicly available price for the Warrants and the Company used a modified Black-Scholes model to value the Private Placement Warrants. Such warrant classification is also subject to re-evaluation at each reporting period.

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

NOTE 5 — RELATED PARTIES

Founder Shares

During the period ended December 31, 2021, the Sponsor purchased 5,750,000 of the Class B Common Stock (the “Founder Shares”) for an aggregate purchase price of $25,000. On February 24, 2021, the Sponsor transferred 25,000 Founder Shares to each of the Company’s directors, resulting in the Sponsor holding 5,675,000 Founder Shares. On March 10, 2021, the Sponsor forfeited 718,750 Founder Shares to the Company for no consideration, resulting in the Sponsor holding 4,956,250 Founder Shares. The Founder Shares included an aggregate of up to 656,250 Founder Shares subject to forfeiture to the extent that the underwriters’ over-allotment was not exercised in full or in part, so that the number of the Founder Shares will equal, on an as-converted basis, approximately twenty percent (20%) of the Company’s issued and outstanding common stock after the completion of the Initial Public Offering. The underwriters chose not to exercise the over-allotment option and 656,250 shares were forfeited. As of March 31, 2022 and December 31, 2021, there were 4,375,000 Founder Shares issued and outstanding.

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

Promissory Note — Related Party

On December 30, 2020, the Sponsor issued an unsecured promissory note to the Company (the “Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $300,000. The Promissory Note was non-interest bearing and payable on the earlier of (i) June 30, 2021 or (ii) the consummation of the Initial Public Offering. During the three months ended March 31, 2022 and 2021, the Company drew down $0 and $70,093 under the Promissory Note. The Promissory Note was fully repaid on March 19, 2021.

Administrative Services Agreement

Commencing on the date the Units are first listed on the New York Stock Exchange, the Company has agreed to pay the Sponsor a total of $20,000 per month for office space and administrative and support services. Upon completion of the Initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. During the three months ended March 31, 2022 and 2021, the Company recorded $60,000 and $ 10,000 for services under the administrative services agreement, respectively. As of March 31, 2022 and December 31, 2021, $20,000 was outstanding under the agreement which is included in accounts payable and accrued expenses on the accompanying condensed balance sheets.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s executive officers and directors will loan the Company funds as may be required (the “Working Capital Loans”). The Working Capital Loans would be evidenced by promissory notes. The notes may be repaid upon completion of a Business

Combination, without interest or, at the lender’s discretion, up to $2,000,000 of the Working Capital Loans may be converted upon completion of a Business Combination into warrants at a price of $1.00 per warrant. Such warrants would be identical to the Private Placement Warrants. In the event that a Business Combination does not close, the Company may use a portion of the proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of March 31, 2022 and December 31, 2021, there were no amounts outstanding under the Working Capital Loans.

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

NOTE 8 — STOCKHOLDERS’ DEFICIT

Preferred Stock —The Company is authorized to issue 1,000,000 shares of preferred stock, par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.

Class A Common Stock —The Company is authorized to issue 200,000,000 shares of the Class A Common Stock, par value of $0.0001 per share. Holders of the Class A Common Stock are entitled to one vote for each share. As of March 31, 2022 and December 31, 2021, there were 17,500,000 shares of the Class A Common Stock that were classified as temporary equity in the accompanying condensed balance sheets.

Class B Common Stock —The Company is authorized to issue 20,000,000 shares of the Class B Common Stock, par value of $0.0001 per share. Holders of the Class B Common Stock are entitled to one vote for each share. During the period ended December 31, 2021, the Sponsor purchased 5,750,000 of the Founder Shares for an aggregate purchase price of $25,000. On March 10, 2021, the Sponsor forfeited 718,750 Founder Shares to the Company for no consideration, resulting in 4,956,250 Founder Shares issued and outstanding, of which an aggregate of up to 656,250 Founder Shares were subject to forfeiture to the extent that the underwriters’ over-allotment option was not exercised in full or in part so that the number of the Founder Shares will equal twenty percent (20%) of the Company’s issued and outstanding common stock after the completion of the Initial Public Offering. On April 24, 2021, 656,250

Founder Shares were forfeited because the underwriters did not exercise the over-allotment option. As of March 31, 2022 and December 31, 2021, there were 4,375,000 shares of the Class B Common Stock issued and outstanding.

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

The accounting treatment of derivative financial instruments requires that the Company record a derivative liability upon the closing of the Initial Public Offering. Accordingly, the Company will classify each Warrant as a liability at its fair value, and the Warrants will be allocated a portion of the proceeds from the issuance of the Units equal to their fair value determined by the Monte Carlo simulation. This liability is subject to re-measurement at each balance sheet date. With each such re-measurement, the warrant liability will be adjusted to fair value, with the change in fair value recognized in the Company’s condensed statements of operations. The Company will reassess the classification at each balance sheet date. If the classification changes as a result of events during the period, the Warrants will be reclassified as of the date of the event that causes the reclassification.

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

The following table presents information about the Company’s assets and liabilities that are measured at fair value as of March 31, 2022 and December 31, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	March 31, 2022	December 31, 2021
Assets:
Marketable securities held in the Trust Account	1	$176,780,949	$176,764,144

Liabilities:
Warrant liability – Private Placement Warrants	3	$1,121,575	$4,060,000
Warrant liability – Public Warrants	1	1,267,026	4,788,875

The Public Warrants and the Private Placement Warrants were accounted for as liabilities in accordance with ASC 815-40 and are presented within liabilities in the condensed balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the condensed statements of operations.

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

As of March 31, 2022 and December 31, 2021, the Public Warrants were valued using the publicly available price for the Warrant and are classified as Level 1 on the Fair Value Hierarchy. As of March 31, 2022 and December 31, 2021, the Company used a modified Black-Scholes model to value the Private Placement Warrants. The Company relied upon the implied volatility of the Public Warrants and the implied volatilities of comparable companies and the closing price as of March 31, 2022 and December 31, 2021 per Public Warrant to estimate the volatility for the Private Placement Warrants. As of March 31, 2022 and December 31, 2021, the Private Placement Warrants were classified within Level 3 of the Fair Value Hierarchy at the measurement dates due to the use of unobservable inputs.

The table below provides a summary of the changes in fair value, including net transfers in and/or out, of all financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the year ended December 31, 2021:

Fair Value
Measurement
Using Level 3
Inputs
Total
Balance, January 1, 2022	$4,060,000
Change in fair value of derivative liabilities	(2,938,425)
Balance, March 31, 2022	$1,121,575

During the three months ended March 31, 2022, the fair value of the derivative feature of the Warrants was calculated using the following range of weighted average assumptions:

	March 31, 2022
Risk-free interest rate	2.5%
Expected life of grants	4.55	years
Expected volatility of underlying stock	3.7%
Dividends	0%
Probability of Business Combination	90%

As of March 31, 2022 and December 31, 2021, the derivative liability was $2,388,601 and $8,848,875, respectively. For the three months ended March 31, 2022 and 2021, the Company recorded a gain of $6,460,274 and $335,000 on the change in fair value of the derivative warrants in the condensed statements of operations, respectively.

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

As of March 31, 2022 we held cash and cash equivalents of $272,789, current liabilities of $587,653, derivative warrant liabilities of $2,388,601 and deferred underwriting fees of $6,125,000. Further, we expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a Business Combination will be successful.

Results of Operations

We have not generated any revenues to date, and we will not be generating any operating revenues until the closing and completion of our initial Business Combination. Our entire activity up to March 31, 2022 was related to our formation, the Initial Public Offering and, since the closing of the Initial Public Offering, a search for a Business Combination target. We have, and expect to continue to generate, non-operating income in the form of interest income on treasury securities held in the Trust Account. We expect to continue to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with the search for a Business Combination target.

For the three months ended March 31, 2022, we had a net income of $6,115,314, which consisted of $60,000 of administrative fees and $301,765 of general and administrative expenses, offset primarily by the change in fair value of the derivative warrant liabilities of $6,460,274 and investment income from the Trust Account of $16,805.

For the three months ended March 31, 2021, we had a net loss of $202,566, which consisted of $10,000 of administrative fees and $41,260 of general and administrative expenses, offset primarily by the change in fair value of the derivative warrant liabilities of $335,000 and investment income from the Trust Account of $1,719. In addition, we recorded offering costs allocated to the Public Warrants and the Private Placement Warrants totaling $488,025.

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

We presently have no operating revenue. Our net income was $6,115,314 for the three months ended March 31, 2022 and a net loss of $202,566 for the three months ended March 31, 2021, and consisted primarily of administrative fees, professional fees and costs related to our search for a Business Combination target, offset primarily by the change in fair value of the derivative warrant liabilities. Through March 31, 2022, our liquidity needs were satisfied through receipt of approximately $273,000 held outside of the Trust Account from the sale of the Private Placement Warrants upon the closing of the Initial Public Offering. In the future, a portion of interest income on the funds held in the Trust Account may be released to us to pay tax obligations.

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s executive officers and directors may loan the Company funds as may be required (the “Working Capital Loans”). The Working Capital Loans would be evidenced by promissory notes. The notes may be repaid upon completion of a Business Combination, without interest or, at the lender’s discretion, up to $2,000,000 of the Working Capital Loans may be converted upon completion of a Business Combination into warrants at a price of $1.00 per warrant. Such warrants would be identical to the Private Placement Warrants. In the event that a Business Combination does not close, the Company may use a portion of the proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of March 31, 2022 and December 31, 2021, there were no amounts outstanding under the Working Capital Loans.

We may also need to obtain additional financing either to complete an initial Business Combination or because we become obligated to redeem a significant number of shares of the Class A Common Stock upon completion of the Business Combination, in which case we may issue additional capital stock, debt or a combination of the foregoing in connection with the initial Business Combination.

Going Concern and Management’s Plan

As of March 31, 2022, the Company had a working capital of approximately $27,400 and cash and cash equivalents of approximately $273,000.

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

Class A Common Stock Subject to Possible Redemption

The Company accounts for the shares of Class A Common Stock subject to possible redemption in accordance with the guidance in Topic 480, “Distinguishing Liabilities from Equity.” Shares of Class A Common Stock subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable shares of Class A Common Stock (including shares of Class A Common Stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, shares of Class A Common Stock are classified as stockholders’ equity. The shares of Class A Common Stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, as of March 31, 2022 and December 31, 2021, shares of Class A Common Stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

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

Recent Accounting Standards

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of March 31, 2022 and December 31, 2021.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As of March 31, 2022, we were not subject to any market or interest rate risk. The net proceeds from the Initial Public Offering, including amounts in the Trust Account, have been invested in U.S. government securities within the meaning of Section 2(a)(16) of the Investment Company Act, having a maturity of 185 days or less or in money market funds meeting the conditions of paragraphs (d)(1), (d)(2), (d)(3) and (d)(4) of Rule 2a-7 promulgated under the Investment Company Act, which invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk. We have not engaged in any hedging activities since our inception and do not expect to engage in any hedging activities with respect to the market risk to which we may be exposed.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures1

Under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act. Based on this evaluation, the Company’s principal executive officer and principal financial officer have concluded that a material weakness existed pertaining to the Company’s ability to properly account for complex financial reporting instruments and the Company’s disclosure controls and procedures were not effective. In light of the material weakness identified, we continue to enhance our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

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

Changes in Internal Control over Financial Reporting

Except as described above, there was no change in the Company’s internal control over financial reporting that occurred during the three months ended March 31, 2022 covered by this Quarterly Report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Factors that could cause the Company’s actual business, financial condition and/or results of operations to differ materially from those in this Quarterly Report are any of the risk factors described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on March 31, 2022. Any of these risk factors could result in a significant or material adverse effect on the Company’s business, financial condition and/or results of operations. Additional risk factors not presently known to the Company or that the Company currently deems immaterial may also impair the Company’s business, financial condition and/or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of equity securities during the three months ended March 31, 2022.

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

G&P ACQUISITION CORP.

Date: May 16, 2022	By:	/s/ Brendan T. O’Donnell
		Name:	Brendan T. O’Donnell
		Title:	Chief Executive Officer (Principal Executive Officer)

Date: May 16, 2022	By:	/s/ Joseph Marnikovic
		Name:	Joseph Marnikovic
		Title:	Chief Financial Officer and Treasurer (Principal Financial Officer)